Form 10-Q
period 1995-09-30
YORK FINANCIAL CORP
filed 1995-11-13
CIK 777876

17


FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995
Commission File No. 0-14995

YORK FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

Pennsylvania
(State or other jurisdiction of incorporation or organization)
23-2427539
(I.R.S. employer identification number)

101 South George Street, York, Pa.   17401
(Address of principal executive offices)
(Zip code)

(717) 846-8777
Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes  [  X ]
No   [    ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common   stock,  par  value  $1.00  per  share  5,989,002  shares
outstanding as of September 30, 1995.

                      YORK FINANCIAL CORP.

                              INDEX



Part I.         FINANCIAL INFORMATION                 Page Number


Item 1.    Financial Statements

Consolidated balance sheets
September 30, 1995 and June 30, 1995 (unaudited)       3

Consolidated statements of income,
three months ended September 30, 1995
and 1994 (unaudited)                                   4

Consolidated statements of cash flows,
three months ended September 30, 1995
and 1994 (unaudited)                                   5

Notes to consolidated financial statements             6

Item 2.    Management's Discussion and Analysis of
        Financial Condition and Results of Operations  7


Part II.       OTHER INFORMATION

Item 1.    Legal Proceedings                           14

Item 2.    Changes in Securities                       14

Item 3.    Defaults upon Senior Securities             14
Item 4.    Submission of Matters to a Vote of
                  Security Holders                     14

Item 5.    Other Information                           14

Item 6.    Exhibits and Reports on Form 8-K            14


SIGNATURES                                             15

    YORK FINANCIAL CORP. AND
          SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS


(In thousands, unaudited)           September      June
                                       30           30
                                      1995         1995
                     ASSETS
Cash and due from banks:
   Noninterest-earning                 $19,473     $19,468
   Interest-earning                      6,750      19,861

                                        26,223     39,329

Loans held for sale, net                15,322       6,450
Securities held for trading                ---
                                                     4,451
Securities available for sale           29,797      31,569
Securities held to maturity
     (fair value at Sept. 30,
1995 -
     $ 28,275 and June 30, 1995 -       28,674      29,293
$28,902)
Loans receivable, net                  888,502     845,205
Real estate, net                        17,402      17,656
Premises and equipment                  12,398      12,536
Federal Home Loan Bank stock, at         5,177       5,177
cost
Accrued interest receivable              7,058       6,460
Other assets                             9,294       8,091
Investments in joint ventures            3,679       3,701
     Total Assets
                                     $1,043,526 $1,009,918


              LIABILITIES AND
      STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                           $854,825    $832,056
   Federal Home Loan Bank
advances
   and other borrowings                 76,521      65,759
   Advances from borrowers for
   taxes and insurance                   2,526       5,098
   Other liabilities                    22,718      21,675
     Total Liabilities                 956,590     924,588

Stockholders' Equity:
   Preferred Stock: 10,000,000             ---         ---
shares
   authorized and unissued
   Common Stock, $1.00 par value:
        Authorized 10,000,000
shares; issued
              Sept. 30, 1995 -           5,989       5,422
5,989,002;
              June 30, 1995 -
5,421,949
   Additional capital                   66,468      55,911
   Retained earnings                    15,550      24,946
   Unrealized gains                        122         244
   Unearned ESOP shares                 (1,193)     (1,193)
Total Stockholders' Equity              86,936      85,330
Total Liabilities and
Stockholders' Equity                $1,043,526  $1,009,918

See notes to consolidated
financial statements

      YORK FINANCIAL CORP. AND
            SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME

(In thousands except per share data, unaudited)                              Months
                                        Three Months Ended
                                          September 30
                                         1995      1994
Interest income:
   Interest and fees on loans           $18,379   $13,736
   Interest on securities held for           91        40
trading
   Interest on securities available         577       873
for sale
   Interest and dividends on
securities
   held to maturity                         532       506
   Other interest income                    234       439
Total interest income                    19,813    15,594

Interest expense:
   Interest on deposits                  10,268     7,793
   Interest on borrowings                 1,048         2
Total interest expense                   11,316     7,795
Net interest income                       8,497     7,799
   Provision for loan losses                600       670
Net interest income after provision       7,897     7,129
for loan losses

Other income:
   Mortgage banking                         689       579
   Loss on sales of real estate           (265)      (36)
   Fees and service charges                 585       515
   Other operating income                   300       342
Total other income                        1,309     1,400

Other expenses:
   Salaries and employee benefits         2,753     2,636
   Occupancy                                655       652
   Federal deposit insurance                465       458
   Real estate                              179        23
   Data processing                          244       184
   Other                                  1,283     1,223
Total other expenses                      5,579     5,176

Income before income taxes                3,627     3,353
Provision for income taxes                1,456     1,302
Net income                               $2,171    $2,051

Per share data:
   Net income                             $0.35     $0.34
   Cash dividends paid                   $0.136    $0.124
Weighted average shares               6,244,526 6,080,118

See notes to consolidated financial
statements

  YORK FINANCIAL CORP. AND SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)
                                             Three Months Ended
                                                September 30
                                              1995        1994
OPERATING ACTIVITIES
 Net income                                   $2,171      $2,051
 Adjustments to reconcile net income to
net cash
 provided by operating activities:
         Amortization and accretion on          (649)       (103)
securities and loans, net
         Provision for loan losses               600         670
         Provision for real estate losses        100         ---
         Depreciation and amortization           377         355
         Loans originated for sale           (35,202)    (11,121)
         Proceeds from sales of trading       23,405      10,493
securities
         Realized gains (losses) on              (17)        221
trading securities
         Increase in other assets             (1,455)       (551)
         Increase (Decrease) in other          1,327      (2,720)
liabilities
         Other                                  (210)       (164)
Net cash used in operating activities         (9,553)       (869)

INVESTING ACTIVITIES
   Proceeds from sales of securities           7,800         ---
available for sale
   Principal repayments on securities          1,772       2,552
   Loans originated or acquired, net of
   increase in deferred loan fees            (83,984)    (75,186)
   Principal collected on loans               39,255      42,197
   Proceeds from sales of loans                  ---       2,254
   Purchases of real estate                      (47)        (98)
   Proceeds from sales of real estate          1,280       1,570
   Purchases of premises and equipment,         (123)       (780)
net
   Other                                      (2,596)     (1,355)
Net cash used in investing activities        (36,643)    (28,846)

FINANCING ACTIVITIES
   Net increase (decrease) in demand
deposits, NOW accounts,
          savings accounts, and 31-day         9,884     (25,521)
certificates of deposit
   Net increase in certificates of deposit    12,885      20,885
   Net increase in short-term borrowings      10,765         ---
   Repayments of Federal Home Loan Bank           (3)         (3)
advances
   and other borrowings
   Issuance of common stock                      372         365
   Cash dividends paid                          (813)       (723)
Net cash provided by (used in) financing      33,090      (4,997)
activities
Decrease  in cash and cash equivalents       (13,106)    (34,712)
Cash and cash equivalents at beginning of     39,329      71,669
year
Cash  and cash equivalents at end of year    $26,223     $36,957


              YORK FINANCIAL CORP. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1995




Note A -- Basis Of Presentation


The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

Cash Flow Information: For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During the three months ended September 30, 1995 and 1994, the Association exchanged loans for mortgage-backed securities in the amounts of $26.3 million and $14.0 million respectively. During the three months ended September 30, 1995 and 1994, the Association transferred unpaid loan balances from loans to real estate due to foreclosures of $1.6 million and $1.1 million respectively. Upon implementation of FASB 114, $200,000 of loans classified as in-substance foreclosers were reclassified to loans during the period ended September 30, 1995.

Reclassifications: Certain reclassifications have been made to the fiscal 1995 consolidated financial statements to conform with the fiscal 1996 presentation.


Note B -- Earnings Per Share Data


Net income per share is computed based on the weighted average number of common shares outstanding and dilutive common stock equivalents, adjusted for stock dividends. Cash dividends paid per share are based on the number of common shares outstanding at each declaration date, adjusted for stock dividends. On October 20, 1995, the Corporation declared a 10% stock dividend to shareholders of record on November 3, 1995, payable November 15, 1995.






Note C -- Accounting for Mortgage Servicing Rights


In May 1995 the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 122 (SFAS 122). "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65." This statement requires a mortgage banking enterprise to capitalize retained mortgage servicing rights on loans sold or securitized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans (without the servicing rights) based on their respective fair values. The new statement also specifies new procedures for assessing impairment of capitalized mortgage servicing rights, whenever capitalized, and requires that impairment shall be recognized through a valuation allowance for individual portfolio stratifications based on the fair value of those rights.

The Corporation adopted SFAS 122 effective July 1, 1995 which resulted in an increase in mortgage banking income of $300,000 in the first quarter. In accordance with SFAS 122, prior period financial statements have not been restated. The total book value of the capitalized mortgage servicing rights at September 30, 1995 was $1.0 million and the aggregate fair market value totaled $1.1 million. A valuation model that calculates the present value of future cash flows was used to estimate fair value. In using this valuation method, the Company incorporated assumptions that market participants would use in estimating future net servicing income, which included estimates of the cost of servicing per loan, the discount rate, float value and prepayment speeds.

For purposes of measuring impairment, the following risk characteristics were used to stratify the post implementation originated mortgage servicing rights: product type, term of loan, and interest rates. Based on these measurement factors a valuation allowance was not required at September 30, 1995.


Note D -- Accounting for Creditors for Impairment of a Loan


In May 1993, the FASB issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." As a result of applying the new rules, certain loans which are deemed to be impaired will be reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. The Corporation adopted these statements July 1, 1995.

At September 30, 1995, the recorded investment in loans that are considered to be impaired under Statement 114 was $1.6 million (which were on a nonaccrual basis). The related allowance for credit losses was $292,000. The average recorded investment in impaired loans for the period ended September 30, 1995 was approximately $1.6 million. During this period the Corporation did not recognize interest income on loans considered impaired.





             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF
                      YORK FINANCIAL CORP.

General

      York Financial Corp. ("York Financial" or "Corporation") is a unitary savings and loan holding company with it's principal offices located in York, Pennsylvania. York Federal Savings and Loan Association ("York Federal" or "Association"), a federally chartered savings and loan association, is the primary operating unit of the Corporation.

      The Corporation's net income is highly dependent on the interest rate spread between the average rate earned on loans and securities and the average rate paid on deposits and borrowings as well as the amount of the respective assets and liabilities outstanding. Other operating income is a supplement to interest income and is primarily the result of effective mortgage banking activities including gains (losses) on sales of loans and mortgage-backed securities created from loan originations and the resulting service fee income derived from the portfolio of loans serviced for others. Other operating income also includes fees and service charges assessed on loan and deposit transactions.

Asset/Liability Management

           In an effort to maintain control over net interest income, management of York Federal focuses its attention on managing the interest rate sensitivity of assets and liabilities and controlling the volume of lending, investment and borrowing activity. By managing the ratio of interest sensitive assets to interest sensitive liabilities repricing in the same periods, the Corporation seeks to minimize the negative effect of interest rate fluctuations.

      The asset sensitivity gap at the one year time period decreased $23.1 million in the three months ended September 30, 1995 to $81.2 million. This decrease was primarily attributable to retention of fixed rate loans and mortgage backed securities funded by a decrease in liquid assets and a changing composition within the liability portfolio including growth in short term borrowings and variable rate deposit products.

Interest Sensitivity Gap Analysis
                                      Subject to Repricing
 (Dollars in thousands)                September     June
                                         30           30
                                        1995         1995


Earning assets maturing or repricing    $673,752    $682,228
within one year

Interest bearing liabilities
maturing or
repricing within one year                592,600     578,004

Interest sensitivity gap within one      $81,152    $104,224
year

 Cumulative interest sensitivity gap
                     within one year
    as a percent of total assets           7.78%     10.32%




      The Corporation also monitors its interest rate risk in accordance with regulatory direction. Fluctuations in net interest income and the market value of portfolio equity are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Interest rate risk as indicated through balance sheet simulations at September 30,
1995 is considered to be within acceptable limits. The management of York Federal is committed to managing the asset portfolio in order to maximize the yield and maintain an interest rate sensitivity of York Federal's earning assets that insulates it from the potential negative effect of interest rate fluctuations.

Asset Quality

           Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio. The Association's policy is to maintain the allowance for loan losses at a level believed adequate by management to absorb potential loan losses within the portfolio. Management's determination of the adequacy of the allowance is performed by an internal loan review committee and is based on risk characteristics of loans, past loss experience, loan portfolio growth trends, economic conditions and such other factors that deserve recognition. Additions to the allowance are charged to operations.

An analysis of the allowance for loan losses, for the periods indicated is as follows:

(Dollars in Thousands)                     Three      Fiscal
                                           Months      Year
                                           Ended       Ended
                                        September 30  June 30
                                             1995        1995
Total allowance for loan losses at          $5,840     $4,492
beginning of period
Loans charged-off:
   Real Estate - mortgage:
     Residential                               111      1,138
     Commercial                                 35          6
     Consumer                                   10        127
       Total loans charged-off                 156      1,270

Recoveries:
   Real Estate - mortgage:                     ---        185
     Commercial                                 23         92
   Consumer                                    ---          1
       Total recoveries                         23        278
       Net loans charged-off                   133        992
Provision for loan losses                      600      2,340
Total allowance for loan losses at end      $6,307     $5,840
of period
Percentage of net charge-offs to
average loans
       outstanding during the period         0.02%      0.13%
Percentage of allowance for loan
       losses to adjusted total loans        0.70%      0.69%

      The allowance for loan losses totaled $6.3 million or .70% of adjusted total loans of $894.8 million at September 30, 1995. Such amount is considered adequate relative to management's assessment of risk characteristics inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to problem loans as well as changes in economic conditions.

       An analysis of nonperforming assets for the periods indicated is summarized as follows:

(Dollars in thousands)               September      June
                                       30            30
                                      1995          1995
Loans accounted for on a
nonaccrual basis:
    Real estate-mortgage:
      Commercial                         $3,821       $3,498
Accruing loans which are
contractually
 past due 90 days or more:
    Real estate-mortgage:
      Residential                         9,764        9,133
    Consumer                                524          433
        Total of 90 days past due        10,288        9,566
loans
Total of nonaccrual and 90 days         $14,109      $13,064
past due loans
  As a percent of total loans             1.56%       1.53%


Real estate owned:
   Real estate acquired through
foreclosure
   or repossession by loan type:
      Residential                        $5,968       $5,981
      Commercial                          2,509        2,278
    Land                                  5,049        5,107
  Loans classified as in-                   ---          200
substance foreclosures
  Allowance for real estate                (719)        (630)
losses
Total real estate owned                 $12,807      $12,936
  As a percent of total assets             1.23%        1.28%
Total nonperforming assets              $26,916      $26,000
  As a percent of total assets             2.58%       2.57%

      Management recognizes the risk of potential diminution of value of real estate owned during the holding period and provides for such risk by maintaining a general allowance for real estate losses (such reserve is separate from and in addition to the allowance for loan losses). Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio. For the first three months of fiscal 1996, additions to the allowance in the amount of $100,000 which was offset by charge offs net of recoveries to the allowance of $11,000 resulted in an increase in the allowance for Real Estate Owned losses of $89,000 to $719,000 at September 30, 1995.


Results of Operations

Three  months Ended September 30, 1995 Compared to September  30,
1994

Net Interest Income

      York Financial's earnings are significantly affected by the level of York Federal's net interest income, the difference between the income it receives on its loan portfolio and other investments and its cost of money, consisting primarily of interest paid on deposits and borrowings. Net interest income is affected by the average yield on interest-earning asset, the average rate on interest-bearing liabilities, and the ratio of interest-earning assets to interest-bearing liabilities.

            Net interest income for the three months ended September 30, 1995 was $8.5 million compared to $7.8 million for the same period last year. The increase in net interest income was attributable to an increase in average earning assets which offset the impact of a decrease in the interest rate spread from period to period. The margin on interest-earning assets decreased to 3.57% from 3.85% for the three months ended September 30, 1995 and 1994, respectively. The impact of rising loan and investment rates resulted in a 60 basis point increase to the average yield on interest earning assets to 8.24% for the three months ended September 30, 1995 as compared to 7.64% in the same period in the prior year. The increasing cost of deposits and other borrowings during the first three months of fiscal 1996 caused the average rate on interest bearing liabilities to increase to 4.96% as compared to 3.96% in the same period last year. The net effect caused the interest rate spread for the current period to decrease to 3.28% from 3.69% in the same period last year.


Provision for Loan Losses

      Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio.
See "Asset Quality".


Other Income

      Other income was $1.3 million for the three months ended September 30, 1995, a decrease of 6.5% from the three months ended September 30, 1994. On July 1, 1995, the Corporation implemented SFAS 122 (see note C), resulting in a favorable impact to earnings. Mortgage banking income for the three months ended September 30, 1995 increased $110,000 to $689,000 or 19.0%
as compared to the same period in 1994 and includes the adoption of SFAS 122, gains on sales of loans and trading securities and income from servicing fees. The portfolio of loans serviced for others totaled $578.0 million at September 30, 1995 as compared to $ 563.4 million at September 30, 1994. The servicing rate earned on the portfolio of loans serviced for others for the three months ended September 30, 1995 decreased to .269% from
 .280% in the same period in 1994. Fees and service charges for the three months ended September 30, 1995 remained constant as compared to the same period in 1994. Other operating income was $300,000 in the first three months of fiscal 1996 as compared to $342,000 in the first three months of fiscal 1995. This amount represents income from operations of subsidiaries, including commissions earned from discount brokerage activities, appraisal and construction inspection services provided to independent third parties and equity in earnings of joint ventures.

Other Expenses

      Other expenses of $5.6 million increased $403,000 or 7.8% for the three months ended September 30, 1995 as compared to the same period in 1994. Salaries and employee benefits increased $117,000 or 4.4% over the same period in 1994 representing primarily merit increases. Real estate expenses increased $156,000 over September 30, 1994 and is primarily attributable to an increase in the provision for possible real estate losses (see asset quality), increased carrying costs of $56,000 related to maintaining the portfolio of properties and settlement and legal fees related to disposition of properties. Data processing cost increased $60,000 or 32.6% and are primarily attributed to the installation of a teller automation system and increased cost of services.

Provision for Income Taxes

     The provision for income taxes of $1.5 million for the three months ended September 30, 1995 represents an effective tax rate of 40.1% as compared to 38.8% for the same period last year.

Liquidity and Capital Resources

      Under current regulations, York Federal is required to maintain liquid assets at 5.0% or more of its net withdrawable deposits plus short-term borrowings. Throughout the three months ended September 30, 1995 and fiscal year ended June 30, 1995, York Federal maintained an average liquidity level which was in compliance with the regulatory requirements. At September 30, 1995, the Association's liquidity level was 5.09%.

      Thrifts  must comply with three separate capital standards.
The following table sets forth the capital position of the Association as of September 30, 1995:

(Dollars in
thousands)
                    Requirement           Actual
                  Dollars   Percent  Dollars   Percent  Excess
Tangible Capital   $15,529    1.5%   $76,845     7.4%  $61,316
Core Capital       $31,059    3.0%   $76,845     7.4%  $45,786
Risk-Based Capital $55,888    8.0%   $82,032    11.7%  $26,144



      At September 30, 1995, York Federal is considered a well capitalized association for capital distribution purposes and therefore, its capital distributions may be made up to 100% of its net income to date during the calendar year plus an amount that would reduce its surplus capital ratio at the beginning of the calendar year by one-half. At September 30, 1995, the total allowable capital distribution was $20.0 million. Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At September 30, 1995, such transactions are within these regulatory limits.

      York Federal is insured by the FDIC through the Savings Association Insurance Fund ("SAIF) and pays annual insurance fees of 23 basis points on insured deposits, the lowest rate currently permitted. The FDIC insures commercial banks and certain savings banks through the Bank Insurance Fund ("BIF"), which recently lowered their insurance rates to 4 basis points as commercial banks have reached the required capitalization level of $1.25 for each $100 in deposits. This BIF and SAIF insurance premium disparity places SAIF insured institutions at a significant competitive disadvantage since the average SAIF premium currently remains at 24 basis points.

      Proposed legislation to accelerate the recapitalization of the SAIF by assessing a one time charge of approximately 85 basis points is under consideration. If enacted, this one time assessment could result in a pre-tax charge to the Association's earnings of approximately $6.9 million. Such charge will not impact York Federal's status as a well-capitalized institution qualifying for the lowest SAIF insurance premium. Management expects that the existing annual SAIF premium paid by the Association will be lowered from 23 basis points to as low as 4 basis points as a result of the proposed one time assessment resulting in a favorable impact to earnings in future years. It cannot be determined at this time what the outcome of these events and proposals will be.

      York Federal's primary sources of funds to support lending and other general business activities are operations, loan repayments including monthly amortization and prepayments, the sale of loans and mortgage-backed securities, deposits, short and long-term advances from FHLB of Pittsburgh and Federal Reserve Bank of Philadelphia and other short-term borrowings. Deposits increased $74.0 million or 9.5% over prior year-end levels. In addition, at September 30, 1995, York Federal has FHLB advances outstanding in the amount of $75.3 million at a weighted average interest rate of 5.78 %. In accordance with the stated credit policy of the FHLB of Pittsburgh, additional borrowings of approximately $28.2 million are available to York Federal at September 30, 1995. However, York Federal may increase its borrowings over amounts currently available by purchasing additional FHLB stock.

     Amortization and prepayments of loans and proceeds from loan sales within the Association's mortgage banking activity represent a substantial source of funds to York Federal. These sources amounted to $72.2 million for the three months ended September 30, 1995.

      The principal use of York Federal funds is the origination of mortgage and other loans. Loan demand resulted in total originations of $130.7 million for the period ended September 30, 1995 compared to $88.7 million for the same period in 1994. The $40.9 million increase in loan originations over the prior fiscal year is due to an increase in expanded mortgage broker relationships which were favorably impacted by a loan rate environment in the first three months of fiscal 1996.

PART II.         OTHER INFORMATION


   ITEM 1.       LEGAL PROCEEDINGS

                        None


   ITEM 2.       CHANGES IN SECURITIES

                        None


   ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                        None


   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

   Annual meeting of Stockholders of York Financial
Corp. was held October 25, 1995. Business transacted at the meeting was as outlined in the Notice of Annual
Meeting and Proxy Statement dated September 30, 1995.


   ITEM 5.       OTHER INFORMATION

                        None


   ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

   The following exhibit is included herein:

   (11) Statement re: computation of earnings per share

   The company did not file any reports on Form 8-K during the three months ended September 30, 1995.








                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


York Financial Corp.
(Registrant)


Date  November 10, 1995         /s/Robert W. Pullo
                                Robert W. Pullo, President -
                                Chief Executive Officer


Date  November 10, 1995         /s/James H. Moss
                                James H. Moss, Senior Vice President
                                           - Chief Financial Officer/
                                             Treasurer


(11) -- Statement  re: Computation of Earnings Per Share


                                   Three Months Ended
                                      September 30
                                    1995        1994
                        (Dollars in thousands, except per share data)

Primary:
  Average shares outstanding      5,903,166    5,765,679
  Net effect of dilutive stock
     options -- based on the
     treasury stock method using
     average market price           341,360      314,439

                         Totals   6,244,526    6,080,118

                     Net Income      $2,171       $2,051

Per share amount                      $0.35        $0.34



Fully diluted:
Average shares outstanding        5,903,166    5,765,679
Net effect of dilutive stock
options -- based on the treasury
  stock method using quarter end
  market price or average market
  price whichever is greater        357,860      314,439

                         Totals   6,261,026    6,080,118



Net income                           $2,171       $2,051

Per share amount                      $0.35        $0.34