Form 10-Q/A
period 1995-09-30
YORK FINANCIAL CORP
filed 1996-01-03
CIK 777876

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

                    YORK FINANCIAL CORP.

                            INDEX


Page
Part I.         FINANCIAL INFORMATION
Number

Item 1.    Financial Statements

Consolidated balance sheets
September 30, 1995 and June 30, 1995 (unaudited)       3

Consolidated statements of income,
three months ended September 30, 1995
and 1994 (unaudited)                                   4
Consolidated statements of cash flows,
three months ended September 30, 1995
and 1994 (unaudited)                                   5

Notes to consolidated financial statements             6
Item 2.   Management's Discussion and Analysis of
     Financial Condition and Results of Operations     7
Part II.       OTHER INFORMATION

Item 1.    Legal Proceedings                           14

Item 2.    Changes in Securities                       14

Item 3.    Defaults upon Senior Securities             14
Item 4.    Submission of Matters to a Vote of
                  Security Holders                     14
Item 5.    Other Information                           14
Item 6.    Exhibits and Reports on Form 8-K            14


SIGNATURES                                             15

Exhibit 27 Article 9                                   16
                         SIGNATURES




Pursuant  to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



York Financial Corp.
(Registrant)


Date  November 10, 1995
/s/  Robert W. Pullo
Robert W. Pullo, President Chief Executive Officer


Date  November 10, 1995
/s/  James H. Moss
James H. Moss, Senior Vice President -Chief Financial
Officer/Treasurer