Form 10-Q
period 1995-03-31
YORK FINANCIAL CORP
filed 1996-02-12
CIK 777876

3

THIS PAPER DOCUMENT IS BEING  SUBMITTED PURSUANT TO
RULE 901(d) OF REGULATION S-T.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1995
Commission File No. 0-14995

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

Common stock, par value $1.00 per share 6,016,772 shares outstanding as of December 31, 1995.






                    YORK FINANCIAL CORP.

                            INDEX



Page
Part I.         FINANCIAL INFORMATION
Number

   Item 1.    Financial Statements

Consolidated balance sheets
December 31, 1995 and June 30, 1995 (unaudited)        3

Consolidated statements of income,
three months and six months ended December 31,
1995 and 1994 (unaudited)                              4

Consolidated statements of cash flows,
six months ended December 31, 1995
and 1994 (unaudited)                                   5

Notes to consolidated financial statements             6

Item 2.    Management's Discussion and Analysis of
     Financial Condition and Results of Operations     8


Part II.       OTHER INFORMATION

Item 1.    Legal Proceedings                          15

Item 2.    Changes in Securities                      15

Item 3.    Defaults upon Senior Securities            15
Item 4.    Submission of Matters to a Vote of
                  Security Holders                    15

Item 5.    Other Information                          15

Item 6.    Exhibits and Reports on Form 8-K           15

SIGNATURES                                            16

Exhibit 27 Article 9                                  17


  YORK FINANCIAL CORP. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS

                                              December 31     June 30
                                                 1995           1995
                         ASSETS              (In thousands, unaudited)
Cash and due from banks:
   Noninterest-earning                         $   20,181     $   19,468
   Interest-earning                                11,154         19,861
                                                   31,335         39,329

Loans held for sale, net                           13,529          6,450
Securities held for trading                           ---          4,451
Securities available for sale                      55,381         31,569
Securities held to maturity  (fair value
at Dec. 31, 1995-
      $9,487 and June 30, 1995 - $28,902)           9,790         29,293
Loans receivable, net                             890,610        845,205
Real estate, net                                   15,778         17,656
Premises and equipment                             11,633         12,536
Federal Home Loan Bank stock, at cost               5,177          5,177
Accrued interest receivable                         7,151          6,460
Other assets                                       10,329          8,091
Investments in joint ventures                       4,151          3,701
     Total Assets                              $1,054,864     $1,009,918


           LIABILITIES AND STOCKHOLDERS'
                  EQUITY

Liabilities:
   Deposits                                    $  875,251     $  832,056
   Federal Home Loan Bank advances and             70,519         65,759
other borrowings
   Advances from borrowers for taxes and            2,286          5,098
insurance
   Other liabilities                               16,621         21,675
     Total Liabilities                            964,677        924,588

Stockholders' Equity:
   Preferred Stock: 10,000,000 shares                 ---            ---
authorized and unissued
   Common Stock, $1.00 par value:
        Authorized 10,000,000 shares;
        issued December 31, 1995 -
        6,016,772; June 30, 1995 -                  6,017          5,422
        5,421,949
   Additional capital                              66,838         55,911
   Retained earnings                               18,121         24,946
   Unrealized gains                                   404            244
   Unearned ESOP shares                           (1,193)        (1,193)
Total Stockholders' Equity                         90,187         85,330
Total Liabilities and Stockholders' Equity     $1,054,864     $1,009,918

See notes to consolidated financial statements

   YORK FINANCIAL CORP. AND
         SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF
            INCOME


                                    Three Months       Six Months
                                   Ended December    Ended December
                                        31,               31,
                                    1995       1994        1995     1994
                            (In thousands except per share data, unaudited)
Interest income:
   Interest and fees on loans      $ 18,842  $ 14,940  $ 37,221 $ 28,676

   Interest on securities held           74        22       165       62
for trading
   Interest on securities               770       866     1,347    1,739
available for sale
   Interest and dividends on
         securities held to             403       502       935    1,008
maturity
   Other interest income                296       160       530      599
      Total interest income          20,385    16,490    40,198   32,084
Interest expense:
   Interest on deposits              10,566     8,107    20,834   15,900
   Interest on borrowings             1,280       221     2,328      223
      Total interest expense         11,846     8,328    23,162   16,123
      Net interest income             8,539     8,162    17,036   15,961
Provision for loan losses               700       670     1,300    1,340
      Net interest income after
          provision for loan          7,839     7,492    15,736   14,621
losses
Other income:
   Mortgage banking                     831       407     1,520      986
   Gain (Loss) on sales of real       1,203      (62)       938     (98)
estate
   Fees and service charges             651       557     1,236    1,072
   Other operating income               727       224     1,027      566
      Total other income              3,412     1,126     4,721    2,526
Other expenses:
   Salaries and employee              2,787     2,799     5,540    5,435
benefits
   Occupancy                            647       617     1,302    1,269
   Federal deposit insurance            486       458       951      916
   Real estate                          187        68       366       91
   Data processing                      261       236       505      420
   Other                              1,240     1,294     2,523    2,517
      Total other expenses            5,608     5,472    11,187   10,648
Income before income taxes            5,643     3,146     9,270    6,499
Provision for income taxes            2,256     1,185     3,712    2,487
      Net income                   $  3,387  $  1,961  $  5,558 $  4,012


Per share data:
   Net income                      $   0.54  $   0.32  $   0.89 $   0.66

   Cash dividends paid             $  0.136  $  0.124  $  0.273 $  0.248

   Weighted average shares       6,276,761  6,081,578  6,260,195  6,080,509


      See notes to consolidated
           financial statements

   YORK FINANCIAL CORP. AND SUBSIDIARIES
   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six Months
                                                  Ended December 31,
                                                   1995        1994
                                               (In thousands, unaudited)
OPERATING ACTIVITIES
 Net income                                        $ 5,558     $ 4,012
 Adjustments to reconcile net income to
    net cash provided by operating
activities:
         Amortization and accretion on             (1,109)       (684)
securities, net
         Provision for loan losses                   1,300       1,340
         Provision for real estate losses              200        ---
         Depreciation and amortization                 748         744
         Loans originated for sale                (75,618)     (19,696)
         Proceeds from sales of trading             48,783      18,062
securities
         Realized gains (losses) on trading           (57)         110
securities
         Realized (gains) losses on sales
             of securities available for              (68)        ---
sale
         Decrease (increase) in other assets       (2,290)         979
         Increase (decrease) in other              (4,950)      (2,158)
liabilities
         Other                                     (2,485)           8
Net cash (used in) provided by operating          (29,988)       2,717
activities

INVESTING ACTIVITIES
   Proceeds from sales of securities                12,102        ---
available for sale
   Principal repayments on securities                7,322       4,121
   Loans originated or acquired, net of
      increase in deferred loan fees             (131,017)    (157,669)
   Principal collected on loans                     82,784      80,570
   Proceeds from sales of loans                        892       2,254
   Purchases of real estate                           (99)        (172)
   Proceeds from sales of real estate                6,121       3,667
   Purchases of premises and equipment, net          (313)      (1,226)
   Other                                           (2,892)        (423)
Net cash used in investing activities             (25,100)     (68,878)

FINANCING ACTIVITIES
   Net increase (decrease) in demand
deposits, NOW accounts,
       savings accounts, and 31-day                 21,846     (52,144)
certificates of deposit
   Net increase (decrease) in certificates          21,349      37,290
of deposit
   Net increase (decrease) in short-term             4,765      34,678
borrowings
   Repayments of Federal Home Loan Bank
       advances and other borrowings                   (6)         (6)
   Issuance of common stock                            778        742
   Cash dividends paid                             (1,630)     (1,449)
   Acquisition of Treasury Stock                       ---       (320)
   Exercise of stock options                            12        320
   Cash in lieu of fractional shares                  (20)        (21)
Net cash provided by financing activities           47,094     19,090
Increase (decrease) in cash and cash               (7,994)    (47,071)
equivalents
Cash and cash equivalents at beginning of           39,329     71,669
year
Cash  and cash equivalents at end of year          $31,335    $24,598

            YORK FINANCIAL CORP. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      December 31, 1995

Note A -- Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information  and  with  the instructions  to  Form  10-Q  and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ended June 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1995.

Cash Flow Information: For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During the six months ended December 31, 1995 and 1994, the Association exchanged loans for mortgage-backed securities in the amounts of $67.5 million and $23.2 million respectively. During the six months ended December 31, 1995 and 1994, the Association transferred unpaid loan balances from loans to real estate due to foreclosures of $2.6 million and $2.1 million respectively. Upon implementation of FASB 114, $200,000 of loans classified as in-substance foreclosures were reclassified to loans during the period ended December 31, 1995.

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

Note C -- Accounting for Mortgage Servicing Rights

In May 1995 the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 122 (SFAS 122). "Accounting for Mortgage Servicing Rights an amendment of FASB Statement No. 65." This statement requires the Corporation to capitalize retained mortgage servicing rights on loans sold or securitized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans (without the servicing rights) based on their respective fair values. The new statement also specifies new procedures for assessing impairment of capitalized mortgage servicing rights, whenever capitalized, and requires that impairment shall be recognized through a valuation allowance for individual portfolio stratifications based on the fair value of those rights.

The Corporation adopted SFAS 122 effective July 1, 1995 which resulted in an increase in mortgage banking income of
$634,000 for the six months ended December 31, 1995. In accordance with SFAS 122, prior period financial statements have not been restated. The total book value of the capitalized mortgage servicing rights at December 31, 1995 was $1.4 million and the aggregate fair market value totaled $1.4 million. A valuation model that calculates the present value of future cash flows was used to estimate fair value. In using this valuation method, the Company incorporated assumptions that market participants would use in estimating future net servicing income, which included estimates of the cost of servicing per loan, the discount rate, float value and prepayment speeds.

For purposes of measuring impairment, the following risk characteristics were used to stratify the post implementation originated mortgage servicing rights: product type, term of loan, and interest rates. Based on these measurement factors a valuation allowance of $13,000 was required at December 31, 1995.

Note D -- Accounting by Creditors for Impairment of a Loan

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

At December 31, 1995, the recorded investment in loans that are considered to be impaired under Statement 114 was $1.6 million (which were on a nonaccrual basis). The related allowance for credit losses was $521,000. The average recorded investment in impaired loans for the period ended December 31, 1995 was approximately $1.6 million. During this period the Corporation did not recognize interest income on loans considered impaired.

Note  E  --  Accounting for Certain Investments in  Debt  and
Equity Securities

In November 1995, the FASB issued a Guide to Implementation of Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." The guide stated that no later than December 31, 1995, an enterprise may reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassifications at fair value. Reclassifications from the held-to-maturity category that result from this one-time reassessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future. During the quarter ended December 31, 1995 the Corporation transferred held-to-maturity securities with a fair value of $14.3 million to available-for-sale with the resulting net unrealized gains of $29,000, net of taxes, reported as a component of stockholders' equity.



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

      The Corporation's net income is highly dependent on the interest rate spread between the average rate earned on loans and securities and the average rate paid on deposits and borrowings as well as the amount of the respective assets and liabilities outstanding. Other operating income is a supplement to interest income and is primarily the result of mortgage banking activities. Other operating income also includes fees and service charges assessed on loan and deposit transactions.

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

      The asset sensitivity gap at the one year time period decreased $36.7 million in the six months ended December 31, 1995 to $67.6 million. This decrease was primarily attributable to retention of intermediate term fixed rate loans and mortgage backed securities funded by a decrease in liquid assets and a changing composition within the liability portfolio including growth in short term borrowings and variable rate deposit products.

Interest Sensitivity Gap Analysis

                                          Subject to Repricing
                                       December 31      June 30
                                          1995           1995
                                       (Dollars in thousands)
Earning assets maturing or repricing
within one year                              $ 667,182  $ 682,228

Interest bearing liabilities maturing
or repricing within one year                   599,608    578,004

Interest sensitivity gap within one year      $ 67,574  $ 104,224
year

Cumulative interest sensitivity gap
within one year as a percent of total
assets                                           6.41%      10.32%



      The Corporation also monitors its interest rate risk in accordance with regulatory direction. Fluctuations in net interest income and the market value of portfolio equity are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Interest rate risk as indicated through balance sheet simulations at December 31, 1995 is considered to be within acceptable limits. The management of York Federal is committed to managing the asset portfolio in order to maximize the yield and maintain an interest rate sensitivity of York Federal's earning assets that insulates it from the potential negative effect of interest rate fluctuations.

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

An analysis of the allowance for loan losses, for the periods indicated is as follows:

                                        Six Months  Fiscal Year
                                          Ended        Ended
                                       December 31     June 30
                                           1995         1995
                                         (Dollars in thousands)
Total allowance for loan losses at
 beginning of period                       $  5,840     $ 4,492
Loans charged-off:
   Real Estate - mortgage:
     Residential                               613       1,138
     Commercial                                 36           6

   Consumer                                      9         127
       Total loans charged-off                 658       1,270

Recoveries:
   Real Estate - mortgage:
     Residential                               120         185
     Commercial                                 66          92
   Consumer                                    ---           1
       Total recoveries                        186         278
       Net loans charged-off                   472         992
Provision for loan losses                    1,300       2,340
Total allowance for loan losses at end
 of period                                 $ 6,668     $ 5,840
Percentage of net charge-offs to
 average loans outstanding during
 the period                                  0.05%       0.13%

Percentage of allowance for
 loan losses to adjusted total loans         0.74%       0.69%



      The allowance for loan losses totaled $6.7 million or .74% of adjusted total loans of $897.2 million at December
31,  1995.   Such amount is considered adequate  relative  to
management's assessment of risk characteristics  inherent  in
the   loan   portfolio.   While  management  uses   available
information to recognize losses on loans, future additions to
the   allowance   may   be  necessary   based   on   specific
circumstances related to problem loans as well as changes in economic conditions.

      An analysis of nonperforming assets is summarized as follows:

                                         December   June 30
                                            31
                                           1995       1995
                                       (Dollars in thousands)
Loans accounted for on a nonaccrual
basis:
    Real estate-mortgage:
      Commercial                          $ 2,344   $ 3,498

Accruing loans which are
contractually
 past due 90 days or more:
    Real estate-mortgage:
      Residential                           10,086     9,133
    Consumer                                   645       433
        Total of 90 days past due           10,731     9,566
loans
Total of nonaccrual and 90 days
past due loans                            $ 13,075  $ 13,064
  As a percent of total loans                1.45%     1.53%


Real estate owned:
   Real estate acquired through
foreclosure
   or repossession by loan type:
      Residential                          $ 5,903   $ 5,981

      Commercial                             2,231     2,278
  Land                                       4,528     5,107
  Loans classified as in-substance             ---       200
foreclosures
  Allowance for real estate losses           (675)     (630)
Total real estate owned                  $ 11,987   $ 12,936
  As a percent of total assets               1.14%     1.28%
Total nonperforming assets               $ 25,062   $26,000
  As a percent of total assets               2.38%     2.57%

      Management recognizes the risk of potential diminution of value of real estate owned during the holding period and provides for such risk by maintaining a general allowance for real estate losses (such reserve is separate from and in addition to the allowance for loan losses). Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio. For the first six months of fiscal 1996, additions to the allowance in the amount of $200,000 which was offset by charge offs net of recoveries to the allowance of $155,000 resulted in an increase in the allowance for Real Estate Owned losses of $45,000 to $675,000 at December 31, 1995.


Results of Operations

Three months Ended December 31, 1995 Compared to December 31,
1994

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

           Net  interest  income  for the  six  months  ended
December 31, 1995 was $17.0 million compared to $16.0 million for  the same period last year.  The increase in net interest income  was  attributable to an increase in  average  earning assets  primarily  due to the retention of intermediate  term
assets.   The  margin  on  interest-earning  assets decreased
to  3.52%  from 3.93% for  the  six  months  ended December
31,  1995 and 1994, respectively.   The  impact  of
rising loan and investment rates resulted in a 40 basis point increase  to the average yield on interest earning assets  to
8.23%  for the six months ended December 31, 1995 as compared
to  7.83%  in  the  same  period  in  the  prior  year.   The
increasing cost of deposits and other borrowings during the first six months of fiscal 1996 was caused by a shift in composition within interest bearing liabilities from lower cost transaction deposit accounts and variable rate certificates of deposits to higher cost money fund accounts and increased short-term borrowings resulting in an increase to the average rate on interest bearing liabilities to 4.98% as compared to 4.07% in the same period last year. The net effect caused the interest rate spread for the current period to decrease to 3.24% from 3.76% in the same period last year.


Provision for Loan Losses

     Management is aware of the risks inherent in lending and
continually  monitors  risk  characteristics  of   the   loan
portfolio. See "Asset Quality".


Other Income

      Other income was $4.7 million for the six months ended December 31, 1995, an increase of 86.9% from the six months ended December 31, 1994. On July 1, 1995, the Corporation implemented SFAS 122 (see note C), resulting in a favorable impact to earnings. Mortgage banking income for the six months ended December 31, 1995 increased $534,000 to $1.5 million or 54.2% as compared to the same period in 1994 and includes the adoption of SFAS 122, gains on sales of loans and trading securities and income from servicing fees. The portfolio of loans serviced for others totaled $601.1 million at December 31, 1995 as compared to $557.4 million at December 31, 1994. The servicing rate earned on the portfolio of loans serviced for others for the six months ended December 31, 1995 decreased to .249% from .283% in the same period in 1994. During the quarter ended December 31, 1995 the Corporation recognized a gain of $1.3 million resulting from the sale of real estate held for investment. Fees and service charges for the six months ended December 31, 1995 increased by 15.3% to 1.2 million compared to 1.0 million in the same period in 1994. Other operating income was $1.0 million in the first six months of fiscal 1996 as compared to $566,000 in the first six months of fiscal 1995. This amount represents income from operations of subsidiaries, including commissions earned from discount brokerage activities, appraisal and construction inspection services provided to independent third parties and equity in earnings of joint ventures.

Other Expenses

      Other expenses of $11.2 million increased $540,000 or 5.1% for the six months ended December 31, 1995 as compared to the same period in 1994. Salaries and employee benefits increased $105,000 or 1.9% over the same period in 1994. Real estate expenses increased $275,000 over December 31, 1994 and is primarily attributable to an increase in the provision for possible real estate losses (see asset quality), increased carrying costs of $75,000 related to maintaining the portfolio of properties and settlement and legal fees related to disposition of properties. Data processing costs increased $85,000 or 20.2% and are primarily attributed to the installation of a teller automation system and increased cost of services.

Provision for Income Taxes

      The provision for income taxes of $3.7 million for the six months ended December 31, 1995 represents an effective tax rate of 40.0% as compared to 38.3% for the same period last year.

Liquidity and Capital Resources

      Under current regulations, York Federal is required to maintain liquid assets at 5.0% or more of its net withdrawable deposits plus short-term borrowings. Throughout the six months ended December 31, 1995 and fiscal year ended June 30, 1995, York Federal maintained an average liquidity level which was in compliance with the regulatory requirements. At December 31, 1995, the Association's liquidity level was 5.11%.

       Thrifts  must  comply  with  three  separate   capital
standards.   The  following  table  sets  forth  the  capital
position of the Association as of December 31, 1995:

                        Requirement               Actual
                    Dollars   Percent     Dollars   Percent   Excess
                               (Dollars in thousands)
Tangible Capital   $ 15,694     1.5%    $ 78,928      7.5%  $ 63,234
Core Capital       $ 31,388     3.0%    $ 78,928      7.5%  $ 47,540
Risk-Based
Capital            $ 56,096     8.0%    $ 84,927     12.1%  $ 28,831


      At December 31, 1995, York Federal is considered a well capitalized association for capital distribution purposes and therefore, its capital distributions may be made up to 100% of its net income to date during the calendar year plus an amount that would reduce its surplus capital ratio at the beginning of the calendar year by one-half. At December 31, 1995, the total allowable capital distribution was $22.5 million. Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At December 31, 1995, such transactions are within these regulatory limits.

      York Federal is insured by the FDIC through the Savings Association Insurance Fund ("SAIF) and pays annual insurance fees of 23 basis points on insured deposits, the lowest rate currently permitted. The FDIC insures commercial banks and
certain  savings  banks  through  the  Bank  Insurance   Fund
("BIF"), which lowered their insurance rates in September 1995. Since the commercial banks have reached the required capitalization level of $1.25 for each $100.00 in deposits
Under the new  assessment  schedule approximately  92%  of
BIF members pay  only  the  statutory minimum  annual
assessment of $2,000.   This  BIF  and  SAIF insurance premium
disparity places SAIF insured institutions at a significant competitive disadvantage since the average SAIF premium currently remains at 24 basis points.

      Proposed legislation to accelerate the recapitalization of the SAIF by assessing a one time charge of approximately 85 basis points on the amount of deposits held by a SAIF member institution at March 31, 1995 is under consideration. If enacted, this one time assessment could result in a pre-tax charge to the Association's earnings of approximately $6.9 million. Such charge will not impact York Federal's status as a well-capitalized institution qualifying for the lowest SAIF insurance premium. Management expects that the existing annual SAIF premium paid by the Association will be lowered from 23 basis points to as low as 4 basis points as a result of the proposed one time assessment resulting in a favorable impact to earnings in future years. It cannot be determined at this time what the outcome of these events and proposals will be.

      York Federal's primary sources of funds to support lending and other general business activities are operations,
loan   repayments   including   monthly   amortization    and
prepayments,   the   sale   of  loans   and   mortgage-backed
securities, deposits, short and long-term advances from  FHLB of  Pittsburgh  and Federal Reserve Bank of Philadelphia  and
other   short-term  borrowings.   Deposits  increased   $43.2
million  or  5.2%  over prior year end levels.  In  addition, at December 31, 1995, York Federal has FHLB advances outstanding in the amount of $69.3 million at a weighted average interest rate of 5.71%. In accordance with the stated credit policy
of   the   FHLB  of  Pittsburgh,  additional  borrowings   of
approximately $34.2 million are available to York Federal at December 31, 1995. However, York Federal may increase its borrowings over amounts currently available by purchasing additional FHLB stock.

      Amortization and prepayments of loans and proceeds from loan sales within the Association's mortgage banking activity represent a substantial source of funds to York Federal. These sources amounted to $151.8 million for the six months ended December 31, 1995.

       The  principal  use  of  York  Federal  funds  is  the
origination  of  mortgage  and  other  loans.   Loan   demand
resulted in total originations of $225.5 million for the period ended December 31, 1995 compared to $182.3 million for the same period in 1994. The $43.2 million increase in loan originations over the prior fiscal year is due to an increase in expanded mortgage broker relationships with related volume favorably impacted by a relatively low rate environment in the first six months of fiscal 1996.



PART II.         OTHER INFORMATION


   ITEM 1.       LEGAL PROCEEDINGS

                        None


   ITEM 2.       CHANGES IN SECURITIES

                        None


   ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                        None


   ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

                       Annual meeting of Stockholders of York
Financial Corp. was held October 25, 1995. Business transacted at the meeting was as outlined in the Notice of Annual Meeting and Proxy Statement dated September 30, 1995, including ratification of the 1995 Nonqualified Stock Option Plan for Directors, with votes cast as follows:

For        3,700,126 Shares
Against      270,891 Shares
Abstain      116,855 Shares

Proposal was ratified.


   ITEM 5.       OTHER INFORMATION

                        None


   ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                       The following exhibit is included
herein:

                            (11)  Statement re: computation
of earnings per share

The company did not file any reports on Form 8-K during the six months ended December 31, 1995.

                         SIGNATURES




Pursuant  to the requirements of the Securities Exchange  Act of  1934,  the registrant has duly caused this report  to  be
signed   on  its  behalf  by the undersigned  thereunto  duly
authorized.

York Financial Corp.
(Registrant)


Date  February 12, 1996
/s/ Robert W. Pullo
Robert W. Pullo, President - Chief
Executive Officer


Date  February 12, 1996
/s/ James H. Moss
James H. Moss, Senior Vice President -
Chief Financial Officer/Treasurer




(11) --
Statement re: Computation of Earnings Per Share


                                              Six Months Ended
                                                December 31,
                                             1995       1994
                   (Dollars in thousands, except per share data)

Primary:
Average shares outstanding                 5,913,464  5,253,131
Net effect of dilutive stock
options -- based on the treasury
method using average market price            346,731    274,605

                Totals                     6,260,195  5,527,736


Net income                                   $ 5,558    $ 4,012

Per share amount                             $  0.89    $  0.73



Fully diluted:
Average shares outstandind                 5,913,464  5,253,131
Net effect of dilutive stock
options -- based on the treasury
stock method using quater end market
price or average market price whichever
is greater                                   347,109    274,605

                Totals                     6,260,573  5,527,736



Net income                                   $ 5,558    $ 4,012

Per share amount                             $  0.89    $  0.73
