Form 10-Q
period 1996-03-31
YORK FINANCIAL CORP
filed 1996-05-15
CIK 777876

15

THIS PAPER DOCUMENT IS BEING  SUBMITTED PURSUANT TO
RULE 901(d) OF REGULATION S-T.



FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996
Commission File No. 0-14995


YORK FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

Pennsylvania
(State or other jurisdiction of incorporation or organization)
23-2427539
(I.R.S. employer identification number)

101 South George Street York, Pa.  17401
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

Common stock, par value $1.00 per share 6,049,983 shares outstanding as of March 31, 1996.






                   YORK FINANCIAL CORP.

                           INDEX



Page
Part I.         FINANCIAL INFORMATION
Number

Item 1.    Financial Statements

Consolidated balance sheets
March 31, 1996 and June 30, 1995 (unaudited)  3

Consolidated statements of income,
three months and nine months ended March 31,
1996 and 1995 (unaudited)                     4

Consolidated statements of cash flows,
nine months ended March 31, 1996
and 1995 (unaudited)                          5

Notes to consolidated financial statements    6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations 8


Part II.       OTHER INFORMATION

Item 1.    Legal Proceedings                 15

Item 2.    Changes in Securities             15

Item 3.    Defaults upon Senior Securities   15
Item 4.    Submission of Matters to a Vote of
                  Security Holders           15

Item 5.    Other Information                 15

Item 6.    Exhibits and Reports on Form 8-K  15


SIGNATURES                                   16

   YORK FINANCIAL CORP. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS
         (In thousands, unaudited)

                                              March 31     June 30
                                                1996         1995
                          ASSETS
Cash and due from banks:
   Noninterest-earning                       $   22,520    $   19,468
   Interest-earning                               2,141       19,861
                                                 24,661       39,329

Loans held for sale, net                         22,640        6,450
Securities held for trading                         ---        4,451
Securities available for sale                    49,133       31,569
Securities held to maturity (fair value at
  March 31, 1996 - $9,509 and  June 30,           9,772       29,293
1995 - $28,902)
Loans receivable, net                           886,621      845,205
Real estate, net                                 13,679       17,656
Premises and equipment                           14,217       12,536
Federal Home Loan Bank stock, at cost             6,733        5,177
Accrued interest receivable                       7,184        6,460
Other assets                                      9,434        8,091
Investments in joint ventures                     4,599        3,701
     Total Assets                            $1,048,673    $1,009,918


            LIABILITIES AND STOCKHOLDERS'
                  EQUITY

Liabilities:
   Deposits                                  $  914,708    $  832,056
   Federal Home Loan Bank advances and           18,883       65,759
other borrowings
   Advances from borrowers for taxes and          3,124        5,098
insurance
   Other liabilities                             19,880       21,675
     Total Liabilities                          956,595      924,588

Stockholders' Equity:
   Preferred Stock: 10,000,000 shares               ---          ---
authorized and unissued
   Common Stock, $1.00 par value:
        Authorized 10,000,000 shares;
issued   March 31, 1996 -
              6,049,983;June 30, 1995 -           6,050        5,422
5,421,949
   Additional capital                            67,312       55,911
   Retained earnings                             19,616       24,946
   Unrealized gains                                 160          244
   Unearned ESOP shares                         (1,060)      (1,193)
Total Stockholders' Equity                       92,078       85,330
Total Liabilities and Stockholders' Equity   $1,048,673    $1,009,918

See notes to consolidated financial
statements


   YORK FINANCIAL CORP. AND
         SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF
            INCOME
(In thousands except per share
       data, unaudited)

                                   Three                Nine
                                  Months              Months
                                  Ended                Ended
                                 March 31              March 31
                                   1996      1995        1996       1995
Interest income:
   Interest and fees on loans     $ 18,989   $ 15,682   $ 56,210   $ 44,358
   Interest on securities held          61         76        226        138
for trading
   Interest on securities              849        882      2,196      2,621
available for sale
   Interest and dividends on
        securities held to             199        525      1,134      1,533
maturity
   Other interest income               196        201        726        800
      Total interest income         20,294     17,366     60,492     49,450
Interest expense:
   Interest on deposits             10,689      8,764     31,523     24,664
   Interest on borrowings              604        783      2,932      1,006
      Total interest expense        11,293      9,547     34,455     25,670
      Net interest income            9,001      7,819     26,037     23,780
Provision for loan losses              500        500      1,800      1,840
   Net interest income after
         provision for loan          8,501      7,319     24,237     21,940
losses
Other income:
   Mortgage banking                    603        585      2,123      1,571
   Gain (Loss) on sales of             133        101      1,071          3
real estate
   Fees and service charges            585        574      1,821      1,646
   Other operating income              584        (4)      1,611        562
      Total other income             1,905      1,256      6,626      3,782
Other expenses:
   Salaries and employee             3,235      2,885      8,775      8,320
benefits
   Occupancy                           687        650      1,989      1,919
   Federal deposit insurance           497        451      1,448      1,367
   Real estate                         344        446        710        537
   Data processing                     248        242        753        662
   Other                             1,859      1,356      4,382      3,873
      Total other expenses           6,870      6,030     18,057     16,678
Income before income taxes           3,536      2,545     12,806      9,044
Provision for income taxes           1,198        991      4,910      3,478
      Net income                  $  2,338   $  1,554   $  7,896   $  5,566

Per share data:
   Net income                     $   0.37   $   0.25   $   1.26   $   0.91
   Cash dividends paid            $  0.140   $  0.136   $  0.412   $  0.384
   Weighted average shares       6,320,806  6,100,488  6,280,518  6,086,926

See notes to consolidated
financial statements

    YORK FINANCIAL CORP. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CASH FLOWS
          (In thousands, unaudited)
                                              Nine Months Ended
                                                   March 31
                                                1996      1995
OPERATING ACTIVITIES
 Net income                                    $ 7,896   $ 5,566
 Adjustments to reconcile net income to net
    cash provided by operating activities:
         Amortization and accretion on         (1,581)   (1,115)
            securities, net
         Provision for loan losses               1,800     1,840
         Provision for real estate losses          401       320
         Depreciation and amortization           1,115     1,121
         Loans originated for sale            (117,096)  (37,717)
         Proceeds from sales of trading         71,954    26,168
            securities
         Realized (gains) losses on trading      (125)        66
            securities
         Realized (gains) losses on sales of
            securities available for sale        (358)      (78)
         Decrease (increase) in other assets     (372)     (722)
         Increase (decrease) in other          (1,535)      (76)
           liabilities
         Other                                 (2,882)       174
Net cash (used in) provided by operating      (40,783)   (4,453)
activities

INVESTING ACTIVITIES
   Proceeds from sales of securities            25,268     3,931
      available for sale
   Purchases of securities held to maturity &
         Federal Home Loan Bank Stock          (1,556)      (320)
   Proceeds from maturities of securities        4,170       250
held to maturity
   Principal repayments on securities            4,685     5,591
   Loans originated or acquired, net of
         increase in deferred loan fees       (179,273  (233,848)
   Principal collected on loans                132,584   109,308
   Proceeds from sales of loans                  1,637     2,334
   Purchases of real estate                      (137)     (242)
   Proceeds from sales of real estate            9,141     7,764
   Purchases of premises and equipment, net    (3,847)   (1,552)
   Other                                       (1,122)       771
Net cash used in investing activities          (8,450)  (106,013)

FINANCING ACTIVITIES
   Net increase (decrease) in demand
deposits, NOW accounts,
      savings accounts, and 31-day              56,194  (62,041)
certificates of deposit
   Net increase (decrease) in certificates of   26,458    73,488
deposit
   Net increase (decrease) in short-term      (46,735)    50,172
borrowings
   Repayments of Federal Home Loan Bank
      advances and other borrowings              (141)       (8)
   Issuance of common stock                      1,234     1,195
   Cash dividends paid                         (2,473)   (2,253)
   Acquisition of Treasury Stock                   ---     (495)
   Exercise of stock options                        48       416
   Cash in lieu of fractional shares              (20)      (21)
Net cash provided by financing activities       34,565    60,453
Increase (decrease) in cash and cash          (14,668)  (50,013)
equivalents
Cash and cash equivalents at beginning of       39,329    71,669
year
Cash  and cash equivalents at end of year      $24,661   $21,656


           YORK FINANCIAL CORP. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 1996


Note A -- Basis Of Presentation

The    accompanying   unaudited   condensed   consolidated
financial statements have been prepared in accordance with
generally  accepted  accounting  principles  for   interim
financial information and with the instructions to Form 10-
Q  and Article 10 of Regulation S-X.  Accordingly, they do
not  include all of the information and footnotes required
by  generally accepted accounting principles for  complete
financial  statements. In the opinion of  management,  all
adjustments  (consisting  of  normal  recurring  accruals)
considered  necessary  for a fair presentation  have  been
included.   Operating results for the  nine  month  period
ended March 31, 1996 are not necessarily indicative of the
results  that may be expected for the year ended June  30,
1996.   For further information, refer to the consolidated
financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
June 30, 1995.

Cash Flow Information:  For purposes of the statements  of
cash flows, cash equivalents include cash and amounts  due
from  banks.  During the nine months ended March 31,  1996
and  1995,  the Association exchanged loans for  mortgage-
backed  securities  in the amounts of  $99.2  million  and
$39.5  million respectively.  During the nine months ended
March  31,  1996  and  1995, the  Association  transferred
unpaid  loan  balances from loans to real estate  acquired
due  to  foreclosures  of $4.9 million  and  $3.2  million
respectively.   Upon  implementation  of  SFAS  No.   114,
$200,000 of loans classified as in-substance foreclosures were reclassified from real estate to loans receivable during the period ended March 31, 1996.

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

Note C -- Accounting for Mortgage Servicing Rights

In  May  1995  the  Financial  Accounting  Standard  Board
("FASB")   issued   Statement  of   Financial   Accounting
Standards No. 122 ("SFAS 122").  "Accounting for  Mortgage
Servicing Rights an amendment of FASB Statement  No.  65."
This  statement  requires  the Corporation  to  capitalize
retained  mortgage  servicing  rights  on  loans  sold  or
securitized  by allocating the total cost of the  mortgage
loans  between the mortgage servicing rights and the loans
(without  the servicing rights) based on their  respective
fair  values.   The  new  statement  also  specifies   new
procedures   for   assessing  impairment  of   capitalized
mortgage  servicing  rights,  whenever  capitalized,   and
requires  that  impairment shall be recognized  through  a
valuation     allowance    for    individual     portfolio
stratifications based on the fair value of those rights.

The  Corporation adopted SFAS 122 effective July  1,  1995
which  resulted in an increase in mortgage banking  income
of  $867,000 for the nine months ended March 31, 1996.  In
accordance   with   SFAS  122,  prior   period   financial
statements have not been restated. The total book value of the capitalized mortgage servicing rights at March 31, 1996 was $1.7 million and the aggregate fair market value totaled $1.9 million. A valuation model that calculates the present value of future cash flows was used to estimate fair value. In using this valuation method, the Company incorporated assumptions that market participants would use in estimating future net servicing income, which included estimates of the cost of servicing per loan, the discount rate, float value and prepayment speeds.

For  purposes of measuring impairment, the following  risk
characteristics   were   used   to   stratify   the   post
implementation   originated  mortgage  servicing   rights:
product type, term of loan, and interest rates. Based on these measurement factors no valuation allowance was required at March 31, 1996.

Note D -- Accounting by Creditors for Impairment of a Loan

In  May  1993,  the FASB issued Statement No.  114  ("SFAS
114")  "Accounting by Creditors for Impairment of a  Loan"
as  amended by Statement No. 118, "Accounting by Creditors
for   Impairment  of  a  Loan  -  Income  Recognition  and
Disclosures."   As  a result of applying  the  new  rules,
certain loans which are deemed to be impaired are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent. The Corporation adopted these statements July
1, 1995.

At March 31, 1996, no loans were considered to be impaired under FAS Statement 114.

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

     The asset sensitivity gap at the one year time period
decreased $36.9 million in the nine months ended March 31,
1996  to  $67.4  million.   This  decrease  was  primarily
attributable to retention of intermediate term fixed  rate
loans  and mortgage backed securities funded by a decrease
in  liquid  assets and a changing composition  within  the
liability   portfolio  including  growth  in  short   term
borrowings and variable rate deposit products.

Interest Sensitivity Gap Analysis
                                      Subject to Repricing
                                       March 31    June 30
                                         1996       1995
(Dollars in thousands)
Earning assets maturing or repricing
    within one year                     $649,952  $682,228

Interest bearing liabilities maturing
    or repricing within one year         582,588   578,004

Interest sensitivity gap within one
    year                                $ 67,364  $104,224

Cumulative interest sensitivity gap
    within one year as a percent of
    total assets                           6.42%    10.32%

      The Corporation also monitors its interest rate risk
in  accordance with regulatory direction. Fluctuations  in
net  interest  income and the market  value  of  portfolio
equity  are determined in various interest rate  scenarios
and  monitored against acceptable limitations  established
by  management  and  approved by the Board  of  Directors.
Interest  rate  risk  as indicated through  balance  sheet
simulations at March 31, 1996 is considered to  be  within
acceptable  limits.   The management of  York  Federal  is
committed  to  managing the asset portfolio  in  order  to
maximize   the   yield  and  maintain  an  interest   rate
sensitivity   of  York  Federal's  earning   assets   that
insulates  it  from  the  potential  negative  effect   of
interest rate fluctuations.

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

An analysis of the allowance for loan losses, for the periods indicated is as follows:

                                            Nine      Fiscal Year
                                           Months
                                           Ended         Ended
                                          March 31      June 30
                                           1996           1995
(Dollars in thousands)
Total allowance for loan losses at       $    5,840    $    4,492
beginning of period
Loans charged-off:
   Real Estate - mortgage:
     Residential                                956         1,138
     Commercial                                 615             6
   Consumer                                      85           127
       Total loans charged-off                1,656         1,270

Recoveries:
   Real Estate - mortgage:
     Residential                                120           185
     Commercial                                 162            92
   Consumer                                     ---             1
       Total recoveries                         282           278
       Net loans charged-off                  1,374           992
Provision for loan losses                     1,800         2,340
Total allowance for loan losses at end   $    6,266    $    5,840
of period
Percentage of net charge-offs to
average loans
       outstanding during the period          0.15%         0.13%
Percentage of allowance for loan losses
       to adjusted total loans                0.70%         0.69%

     The allowance for loan losses totaled $6.3 million or .70% of adjusted total loans of $892.9 million at March
31, 1996. Such amount is considered adequate relative to management's assessment of risk characteristics inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to problem loans as well as changes in economic conditions.

      An analysis of nonperforming assets is summarized as follows:

                                      March 31   June 30
                                       1996       1995
(Dollars in thousands)
Loans accounted for on a
nonaccrual basis:
    Real estate-mortgage:
      Commercial                        $1,620    $  3,498

Accruing loans which are
contractually
 past due 90 days or more:
    Real estate-mortgage:
      Residential                        10,962       9,133
    Consumer                                659        433
        Total of 90 days past due        11,621      9,566
          loans
Total of nonaccrual and 90 days         $13,241    $ 13,064
   past due loans
  As a percent of total loans             1.46%      1.53%


Real estate owned:
   Real estate acquired through
foreclosure
   or repossession by loan type:
      Reside ntial                       $4,979   $  5,981
      Commercial                          2,020      2,278
    Land                                  3,927      5,107
  Loans classified as in-substance          ---        200
foreclosures
  Allowance for real estate losses        (791)      (630)
Total real estate owned                $ 10,135   $ 12,936

  As a percent of total assets            0.97%      1.28%
Total nonperforming assets             $23,376    $ 26,000
  As a percent of total assets            2.23%      2.57%



       Management   recognizes  the  risk   of   potential
diminution of value of real estate owned during the holding period and provides for such risk by maintaining a general allowance for real estate losses (such reserve is separate from and in addition to the allowance for loan losses). Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio. For the first nine months of fiscal 1996, additions to the allowance in the amount of $401,000 which was offset by charge offs net of recoveries of $240,000 resulted in an increase in the allowance for Real Estate Owned losses of $161,000 to $791,000 at March
31, 1996.


Results of Operations

Nine  months  Ended March 31, 1996 Compared to  March  31,
1995

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

           Net  interest income for the nine months  ended
March 31, 1996 was $26.0 million compared to $23.8 million
for  the  same  period  last year.  The  increase  in  net
interest income was attributable to an increase in average
earning   assets  primarily  due  to  the   retention   of
intermediate  term assets. The margin on  interest-earning
assets  decreased to 3.55% from 3.79% for the nine  months
ended  March 31, 1996 and 1995, respectively.  The  impact
of rising loan and investment rates resulted in a 35 basis
point  increase  to the average yield on interest  earning
assets  to 8.23% for the nine months ended March 31,  1996
as compared to 7.88% in the same period in the prior year.
The increasing cost of deposits and other borrowings during the first nine months of fiscal 1996 was caused by a shift in composition within interest bearing liabilities from lower cost transaction deposit accounts and variable rate certificates of deposits to higher cost money fund accounts and increased short-term borrowings resulting in an increase to the average rate on interest bearing liabilities to 4.97% as compared to 4.24% in the same period last year. The net effect caused the interest rate spread for the current period to decrease to 3.26% from 3.63% in the same period last year.

Provision for Loan Losses

      Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio. See "Asset Quality".

Other Income

      Other  income was $6.6 million for the  nine  months
ended  March 31, 1996, an increase of 75.2% from the  nine
months  ended  March  31,  1995.  On  July  1,  1995,  the
Corporation  implemented SFAS 122 (see note C),  resulting
in  a  favorable impact to earnings of $867,000.  Mortgage
banking  income for the nine months ended March  31,  1996
increased $552,000 to $2.1 million or 35.1% as compared to
the  same period in 1995 and includes the adoption of SFAS
122,  net  gains on sales of loans and trading  securities
and  income from servicing fees.  The portfolio  of  loans
serviced  for others totaled $611.2 million at  March  31,
1996 as compared to $561.8 million at March 31, 1995.  The
servicing  rate earned on the portfolio of loans  serviced
for  others  for  the  nine months ended  March  31,  1996
decreased to .246% from .291% in the same period in  1995.
Fees  and service charges for the nine months ended  March
31, 1996 increased by 10.6% to 1.8 million compared to 1.6
million  in  the  same  period in 1995.   Other  operating
income was $1.6 million in the first nine months of fiscal
1996  as compared to $562,000 in the first nine months  of
fiscal 1995. This increase is primarily a result of a gain
on  the  sale of investment in real estate and an increase
in  the  market  value  of  an equity  investment.   Other
operating  income also includes income from operations  of
subsidiaries,  including commissions earned from  discount
brokerage    activities,   appraisal   and    construction
inspection services provided to independent third parties and equity in earnings of joint ventures.

Other Expenses

      Other  expenses  of  $18.1  million  increased  $1.4
million  or 8.3% for the nine months ended March 31,  1996
as  compared  to  the same period in 1995.   Salaries  and
employee benefits increased $455,000 or 5.5% over the same
period  in  1995  and  is primarily  attributable  to  the
implementation  of revisions to the salary  administration
program.  Real  estate  expenses increased  $173,000  over
March  31,  1995  and  is  primarily  attributable  to  an
increase in the provision for possible real estate  losses
(see  asset quality), increased carrying costs of  $92,000
related  to  maintaining the portfolio of  properties  and
settlement  and  legal  fees  related  to  disposition  of
properties.   Data processing costs increased  $91,000  or
13.7% and are primarily attributed to the increased cost of services. Other expenses increased primarily due to a charitable donation of $250,000 made during the quarter.
This donation qualifies for state tax credits which contributed to a slight reduction in the effective tax rate.

Provision for Income Taxes

      The provision for income taxes of $4.9 million for the nine months ended March 31, 1996 represents an effective tax rate of 38.3% as compared to 38.5% for the same period last year.

Liquidity and Capital Resources

      Under  current regulations, York Federal is required
to  maintain  liquid assets at 5.0% or  more  of  its  net
withdrawable   deposits   plus   short-term    borrowings.
Throughout the nine months ended March 31, 1996 and fiscal
year  ended  June 30, 1995,  York  Federal  maintained  an
average  liquidity level which was in compliance with  the
regulatory   requirements.   At  March   31,   1996,   the
Association's liquidity level was 5.12%.

      Thrifts  must  comply  with three  separate  capital
standards.   The  following table sets forth  the  capital
position of the Association as of March 31, 1996:

Dollars in Thousands

                    Requirements        Actual
                   Dollars   Percent   Dollars    Percent    Excess
Tangible Capital    $15,598    1.5%    $80,651     7.8%    $65,053
Core Capital        $31,196    3.0%    $80,651     7.8%    $49,455
Risk-Based          $55,739    8.0%    $86,770    12.5%    $31,031
Capital



      At March 31, 1996, York Federal is considered a well
capitalized association for capital distribution  purposes
and therefore, its capital distributions may be made up to
100%  of  its net income to date during the calendar  year
plus an amount that would reduce its surplus capital ratio
at  the  beginning of the calendar year  by  one-half.  At
March  31,  1996, the total allowable capital distribution
was  $16.6  million.   Transactions  with  affiliates  are
limited  to 10% of capital and surplus per affiliate  with
an   aggregate   limit  on  all  such  transactions   with
affiliates  to 20% of capital and surplus.  At  March  31,
1996,   such  transactions  are  within  these  regulatory
limits.

      York  Federal  is  insured by the FDIC  through  the
Savings Association Insurance Fund ("SAIF) and pays annual
insurance fees equal to a percentage of  insured deposits.
The  FDIC  insures  commercial banks and  certain  savings
banks  through  the  Bank Insurance  Fund  ("BIF"),  which
lowered  their  insurance rates in  September  1995  since
commercial  banks have reached the required capitalization
level of $1.25 for each $100 in deposits.   Under the  new
assessment  schedule approximately 92% of BIF members  pay
only  the  statutory minimum annual assessment of  $2,000.
This  BIF and SAIF insurance premium disparity places SAIF
insured   institutions   at   a  significant   competitive
disadvantage since the average SAIF premium currently remains at 24 basis points.

        Proposed    legislation    to    accelerate    the
recapitalization  of  the SAIF by  assessing  a  one  time
charge  of approximately 85 basis points on the amount  of
deposits  held by a SAIF member institution at  March  31,
1995  is  under consideration. If enacted, this  one  time
assessment  could  result  in  a  pre-tax  charge  to  the
Association's earnings of approximately $6.9 million. Such
charge  will not impact York Federal's status as  a  well-
capitalized  institution qualifying for  the  lowest  SAIF
insurance  premium.  Management expects that the  existing
annual  SAIF  premium  paid by  the  Association  will  be
lowered   to as low as 4 basis points as a result  of  the
proposed  one  time assessment resulting  in  a  favorable
impact  to  earnings  in  future  years.   It  cannot   be
determined at this time what the outcome of these events and proposals will be.

      York  Federal's primary sources of funds to  support
lending   and   other  general  business  activities   are
operations, loan repayments including monthly amortization
and  prepayments,  the sale of loans  and  mortgage-backed
securities,  deposits, short and long-term  advances  from
FHLB   of   Pittsburgh  and  Federal   Reserve   Bank   of
Philadelphia  and  other short-term borrowings.   Deposits
increased  $82.7  million  or 9.9%  over  prior  year  end
levels.  In addition, at March 31, 1996, York Federal  has
FHLB  advances outstanding in the amount of $17.8  million
at  a  weighted  average  interest  rate  of   5.35%.   In
accordance  with the stated credit policy of the  FHLB  of
Pittsburgh, additional borrowings of approximately  $116.8
million  are available to York Federal at March 31,  1996.
However, York Federal may increase its borrowings over amounts currently available by purchasing additional FHLB stock.

      Amortization and prepayments of loans and proceeds from loan sales within the Association's mortgage banking activity represent a substantial source of funds to York
Federal. These sources amounted to $239.8 million for the nine months ended March 31, 1996.

      The  principal  use  of York Federal  funds  is  the
origination  of  mortgage and other  loans.   Loan  demand
resulted in total originations of $330.8 million for the period ended March 31, 1996 compared to $277.1 million for the same period in 1995. The $53.7 million increase in loan originations over the prior fiscal year is due to an increase in expanded mortgage broker relationships with related volume favorably impacted by a relatively low rate environment in the first nine months of fiscal 1996.



PART II.         OTHER INFORMATION


   ITEM 1.       LEGAL PROCEEDINGS

                        None


   ITEM 2.       CHANGES IN SECURITIES

                        None


   ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

                        None



   ITEM 4.       OTHER INFORMATION

                        None


   ITEM 5.       EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein:

(11)  Statement re:  computation of earnings per share

The company did not file any reports on Form 8-K during the nine months ended March 31, 1996.


                        SIGNATURES

Pursuant   to the requirements of the Securities  Exchange
Act   of  1934, the registrant has duly caused this report
to be signed on its behalf by the undersigned thereunto duly authorized.



York Financial Corp.
 (Registrant)


Date  May 14, 1996
/s/ Robert W. Pullo
Robert W. Pullo, President - Chief Executive Officer



Date  May 14, 1996
/s/ James H. Moss
James H. Moss, Senior Vice President - Chief Financial
Officer/ Treasurer


Per share amount                                 $1.26        $1.01


Fully diluted:
Average shares outstanding                   5,928,957    5,269,677
Net effect of dilutive stock options --
  based on the treasury stock method
using
  quarter end market price or average
  market price whichever is greater            375,058      269,846

                                 Totals      6,304,015    5,539,523



Net income                                    $  7,896     $  5,566

Per share amount                              $   1.25       $ 1.00