Form 10-K405
period 1996-06-30
YORK FINANCIAL CORP
filed 1996-09-27
CIK 777876

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C. 20549
                                   ___________________________

                                            FORM 10-K

                                 Commission File Number: 0-14995

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 1996    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                               YORK FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

              Pennsylvania                          23-2427539
(State or other jurisdiction of incorporation    (I.R.S. Employer
or organization)                                 Identification No.)

  101 South George Street, York, Pennsylvania           17401
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (717) 846-8777

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, par value $1.00 per share
                                        (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of September 3, 1996, there were issued and outstanding 6,128,641 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq National Market System on September 3, 1996 was $98,058,256 ($16.00 per share based upon 6,128,641 shares.) Directors and officers of the registrant are not considered affiliates for purposes of this calculation.

                          DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996. (Parts I and II)

2. Portions of Proxy Statement for the 1996 Annual Meeting of Stockholders. (Part III)

                                             PART I

Item 1.  Business

       York Financial Corp. ("York Financial" or the "Corporation") was incorporated in Pennsylvania in September 1985 and in August 1986 became a unitary savings and loan holding company and the sole shareholder of York Federal Savings and Loan Association ("York Federal" or the "Association"). At June 30, 1996, the Corporation had assets of $1.1 billion, total deposits of $908.1 million and stockholders' equity of $93.5 million.

       Presently, the primary business of York Financial is the business of York Federal. York Federal received its federal charter in 1955. At June 30, 1996, York Federal's stockholders' equity was $82.1 million. York Federal is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination, and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The executive offices of York Federal and the Corporation are located at 101 South George Street, York, Pennsylvania (telephone number: (717) 846-8777).

       The primary business of York Federal is attracting deposits from the general public, commercial and governmental entities and investing these deposits into loans secured by residential and commercial real property, consumer loans and securities. York Federal's principal source of income is interest and dividends received on loans and securities, fees received from servicing loans sold to government sponsored agencies and other investors and service charges assessed on loan and deposit transactions. York Federal's principal expense is interest paid on deposits and borrowings. Primary sources of funds to support lending and other general business activities are operations, net deposits, loan repayments including monthly amortization and prepayments, the sale of loans, securities held for trading, and securities available for sale, short and long-term advances from the FHLB of Pittsburgh and Federal Reserve Bank of Philadelphia and other short-term borrowings. The Association does not rely on brokered deposits as a source of funds.

       York Federal conducts its business through twenty-two offices located in south central Pennsylvania and Maryland. York Federal maintains a commissioned mortgage origination staff, as well as mortgage broker relationships, which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland, Virginia and Delaware.

       Earnings depend to a large extent on the ability of the institution to maintain a positive spread between the yield on earning assets and the cost of funds. The spread is affected by general economic conditions, monetary and fiscal policies of the federal government and the policies of regulatory authorities supervising the operations of thrift institutions. York Federal has maintained a positive spread between the yield on its earning assets and its cost of funds and, as a result, has experienced net income from its operations. No assurances, however, can be given that this experience will continue.

       York Financial, in addition to its ownership of York Federal, has several wholly-owned subsidiaries. For information regarding these subsidiaries and their activities, see "Business -- Subsidiaries of York Federal" and "-- Subsidiaries and Joint Ventures of the Corporation" contained herein.

Proposed Federal Legislation

       Recapitalization of SAIF and its Impact on SAIF Premiums. Effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the Bank Insurance Fund ("BIF"). Under the new assessment schedule, approximately 92% of BIF members pay the statutory minimum annual assessment of $2,000.
With respect to financial institutions that are members of the Savings Association Insurance Fund ("SAIF"), the FDIC has retained the existing rate schedule of 23 to 31 basis points. The Association is a member of the SAIF rather than the BIF. SAIF premiums may not be reduced for several years because the SAIF has lower reserves than the BIF. Because deposit insurance premiums are often a significant component of noninterest expense for insured depository institutions, the reduction in BIF premiums may place the Association at a competitive disadvantage since BIF-insured institutions (such as most commercial banks) may be able to offer more attractive loan rates, deposit rates, or both.

       Proposed federal legislation would recapitalize the SAIF and resolve the current premium disparity by requiring savings institutions like the Association to pay a one-time assessment to increase SAIF's reserves to $1.25 per $100 of deposits that is expected to be approximately 68 basis points on the amount of deposits held by a SAIF-member institution as of March 31, 1995. The payment of a one-time fee would have the effect of immediately reducing pre-tax earnings of SAIF-member institutions by the amount of the fee. Based on the Association's assessable deposits of $815.6 million at March 31, 1995, a one-time assessment of 68 basis points would equal approximately $5.5 million on a pre-tax basis, or $3.4 million after tax. Management cannot predict whether any legislation imposing such a fee will be enacted, or, if enacted, the amount or timing of any one-time fee or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums. See "Regulation."

       Potential Operational Restrictions Associated with Regulatory Oversight. The Association is subject to extensive regulation, supervision and examination by the OTS, as its chartering authority and primary federal regulator, and by the FDIC, which insures its deposits up to applicable limits. The Association is a member of the FHLB System and is subject to certain limited regulations promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve"). As the holding company of the Association, the Corporation also is subject to regulation and oversight by the OTS. Such regulation and supervision govern the activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have been granted extensive discretion in connection with their supervisory and enforcement activities which are intended to strengthen the financial condition of the banking industry, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether by the OTS, the FDIC or Congress, could have a material impact on the Corporation, the Association and their respective operations. See "Regulation." Legislation proposing a comprehensive reform of the banking and thrift industries has recently been discussed in the United States Congress. Under such legislation, (i) the BIF and the SAIF would be merged, at which time thrifts and banks would pay the same deposit insurance premiums, (ii) federal savings associations would be required to convert to a national bank or a state-chartered bank or thrift, (iii) all savings and loan holding companies would become bank holding companies and (iv) the OTS would be merged with the Office of the Comptroller of the Currency. It is uncertain when or if such legislation may be passed and, if passed, in what form such legislation may be passed.

Selected Financial Data and Other Items

       The information contained in the Corporation's Annual Report to Stockholders, attached hereto as Exhibit 13 ("Annual Report"), for the fiscal year ended June 30, 1996, is incorporated herein by reference.

Interest Rate Sensitivity Management

       The information contained on pages 4 and 5 of the Corporation's Annual Report is incorporated herein by reference.

Lending Activities

       General. On a consolidated basis, York Federal's loan portfolio totaled $938.6 million at June 30, 1996, representing 84.6% of its total assets. On that date, the portfolio consisted of loans secured by mortgages on residential properties, commercial real estate loans, including loans secured by undeveloped real estate, commercial business loans, and consumer loans.

       York Federal originates for its own portfolio adjustable rate and intermediate term real estate mortgage loans, consumer loans and certain commercial real estate loans. York Federal generally has a policy of selling in the secondary market its originations of long-term (20 to 30
years), fixed rate real estate loans.   This sales activity results in York
Federal's loan portfolio being more interest rate sensitive. Although other loans within the portfolio may have original maturities of 15 to 30 years, experience has indicated that because of refinancing and prepayments, such loans remain outstanding for significantly shorter periods than their contractual terms.

PAGE

       Loan Portfolio Analysis. The following table sets forth the composition of the Association's loan portfolio by type of loan as of the dates indicated:




                                                       At June 30,

                      1996              1995               1994
1993              1992
                 $          %      $          %      $             %      $
     %       $          %
                                                  (Dollars in Thousands)

Real estate
 loans:
Residential
 first mortgage
 loans:
  Conventional   $718,755  76.6%  $602,072  71.2%   $441,544     65.9%
$443,586  65.7%  $420,209    65.0%
  Construction     65,725   7.0     79,742   9.4      90,781     13.6
77,204  11.4     53,661     8.3
                  784,480  83.6    681,814  80.6     532,325     79.5
520,790  77.1    473,870    73.3

Commercial first
 mortgage loans:
  Conventional     62,006   6.6     82,544   9.8      84,880    12.7
85,104  12.6     93,014    14.4
  Constructional    9,840   1.0      6,409   0.8       9,456     1.3
18,015   2.7     25,227     3.9
                   71,846   7.6     88,953  10.6      94,336    14.0
103,119  15.3    118,241    18.3
                  856,326  91.2    770,767  91.2     626,661    93.5
623,909  92.4    592,111    91.6


Commercial
 business loans     1,714   0.2      2,751   0.3       2,622     0.4
3,512   0.5      4,214     0.6

Consumer loans:
 Automobile loans   5,301   0.6      5,945   0.7       2,328     0.3
2,517   0.4      2,621     0.4
 Mobile home loans  1,362   0.1      1,306   0.2       1,076     0.2
947   0.1      2,444     0.4
 Education loans   15,505   1.7     12,777   1.5       9,465     1.4
6,338   0.9      3,691     0.6
 Savings account
  loans             2,001   0.2      1,916   0.2       1,893     0.3
2,352   0.4      2,117     0.3
 Home improvement
  loans             3,901   0.4      3,360   0.4       2,490     0.4
2,724   0.4      2,797     0.4
 Boat loans         3,126   0.3      4,326   0.5       5,504     0.8
8,343   1.2     11,639     1.8
 Home equity
  loans            49,217   5.2     49,900   5.9      44,657     6.7
39,569   5.9     37,181     5.8
 Other             34,401   3.6     27,220   3.2      24,168     3.6
24,887   3.7     20,572     3.2
                  114,814  12.3    106,750  12.6      91,581    13.7
87,677  13.0     83,062    12.9
     Subtotals    972,854          880,268           720,864
715,098          679,387
Less:
 Loans in process  27,497   2.9     26,577   3.1      44,691     6.7
34,518   5.1     24,128     3.7
 Unamortized
  loan fees and
  unearned income     178    --      2,646   0.3       1,831     0.3
2,210   0.3      3,590     0.6
 Allowance for
  loan losses       6,609   0.7      5,840   0.7       4,492     0.6
3,346   0.5      5,204     0.8
                   34,284   3.6     35,063   4.1      51,014     7.6
40,074   5.9     32,922     5.1

   Total         $938,570 100.0%  $845,205 100.0%   $669,850   100.0%
$675,024 100.0%  $646,465   100.0%
                                                              5

       Residential Real Estate Loans. At June 30, 1996 approximately 83.6% of York Federal's loan portfolio was comprised of one-to-four family residential mortgage loans. OTS regulations require that all residential loans made in excess of 90% loan-to-value ratio be insured for the amount by which the loan exceeds 80% of value. The Association is authorized to make loans to residential borrowers that do not otherwise comply with regulatory guidelines in an amount up to 5% of total assets. As of June 30, 1996, the total of such nonconforming loans was less than the 5% of assets limit.

       Generally, the permanent fixed rate residential loans currently originated by York Federal are structured to conform with terms and conditions which would enable these loans to be sold in the secondary market. At June 30, 1996, $5.7 million of conventional mortgages were held for sale in the secondary market. Permanent conventional residential mortgage loans originated for sale to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") are made for up to 95% of the appraised value of the property when the loan is secured by real estate containing no more than four family units. All fixed rate conventional loans with a loan-to-value ratio in excess of 80% are required by secondary market guidelines to have private mortgage insurance ("PMI") covering that portion of the loan in excess of 65% of appraised value. The Association makes loans not conforming to these secondary marketing requirements and retains these loans in portfolio. All such loans are made with adjustable interest rates.

       The loan-to-value ratio, maturity and other provisions of the loans made by York Federal have generally reflected the policy of making the maximum loan permissible consistent with applicable regulations, market conditions, and lending practices and underwriting standards established by York Federal. Mortgage loans made by York Federal are generally long-term loans, with principal and interest due each month. Borrowers may refinance or prepay loans at their option. Interest rates and points charged on loans originated by York Federal are competitive with other lenders in the general market area.

       York Federal also presently offers adjustable rate and intermediate term mortgages on one-to-four unit residential dwellings for its portfolio. The interest rate on most adjustable mortgages is adjustable once a year and is tied to either the contract interest rate on loans closed to facilitate the purchase of previously occupied homes published by the Federal Housing Finance Board ("FHFB National Contract Rate") or the one-year constant maturity treasury (CMT) yield. The Association also offers a 5/1 CMT adjustable rate mortgage loan where the rate is fixed for the first five years with annual adjustments to the one year CMT thereafter. Intermediate term loans are primarily represented by seven year balloon loans where the interest rate is fixed and the loan is amortized based on a 30 year amortization schedule with the remaining loan balance at the end of seven years being due and payable.

       Commercial Real Estate Loans. York Federal may grant permanent loans on commercial properties and multi-family properties with more than four units. Such activities have been limited because of the market conditions for
commercial real estate.   However, York Federal does intend to more
aggressively pursue this activity within its primary branch market area and has reestablished a commercial real estate lending unit to that end. In previous years, York Federal actively engaged in granting permanent commercial real estate loans due to the higher yields and shorter terms and/or repricing characteristics of these loans. The Association's existing portfolio includes a mix of land development, construction and permanent financing on commercial and multi-family real estate. Permanent commercial loans are typically made for terms of up to 25 years either as adjustable interest rate loans with rate adjustment provisions of one to three years, with monthly rate adjustment provisions, or as "balloon" loans with abbreviated maturity dates. The commercial real estate loan portfolio is secured by single family condominiums, land for development, hotel/motel/restaurant, multi-family residential, office building and other properties. These loans are made in amounts generally limited to 80% of the appraised value of the property securing the loan. York Federal has generally provided permanent financing on commercial properties and multi-family properties on which it has made the construction loan. Commercial real estate loans are generally considered to be of higher risk than residential loans and constitute a lesser portion of York Federal's portfolio (7.6% as of June 30, 1996).

       As explained more fully under "Regulation - Investment Rules," the OTS lending limitations on loans permitted to one borrower are equivalent to that applicable to national banks.

       Consumer Loans. Federal regulations permit federal associations to make secured and unsecured consumer loans for personal, family and household purposes up to 35% of an association's assets. In addition, a federal association has unlimited lending authority for certain consumer loans, such as property improvement loans, mobile home loans, savings account secured loans and certain other secured and unsecured personal loans.

       At June 30, 1996 consumer loans totalled $114.8 million or approximately 12.3% of York Federal's total loan portfolio. York Federal offers to its customers a home equity line of credit. Such loans are made in amounts generally not to exceed the difference between 90% of the current property value less the balance of other loans outstanding secured by the property. Loans typically adjust monthly at a margin of 1.0% to 2.49% over the Citibank prime rate with introductory terms to new customers which include a fixed rate

PAGE
option for up to three years. At June 30, 1996, York Federal had approximately $49.2 million of home equity loans outstanding under total lines of credit available of $96.1 million.

       The remaining portion of the consumer loan portfolio is composed of automobile loans, loans secured by savings accounts, mobile home loans, home improvement loans, boat loans, education loans and other consumer loans. It is York Federal's intention to emphasize consumer lending consistent with prudent underwriting practices in order to take advantage of the generally higher yields on these loans as well as their shorter terms.

       Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly, such as automobiles and boats. In the latter case, repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan and the remaining deficiency often does not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amounts recoverable on such loans.

       Construction Loans. York Federal provides interim construction financing for residential and commercial real estate properties. At June 30, 1996, the Association had $75.6 million or 8.1% of total loans outstanding in interim construction loans, a decrease of $10.6 million, or 12.3% from June 30, 1995. This decrease in construction lending activity was due principally to lower new residential home construction demand. The Association continues to be committed to this type of lending. York Federal's policy is to grant single family construction loans up to 95% of the appraised value for an individual's personal residence and for builders up to 90% of the lesser of cost or appraised value.

       Residential construction loans generally are made for a nine-month term. This period may be extended subject to negotiation and the payment of an extension fee. York Federal generally provides permanent financing on residential properties on which it has made the construction loan.

       Commercial construction loans are made at adjustable rates of interest for terms of one year, although York Federal periodically makes longer term commercial construction loans on larger projects.

       Commercial construction financing is considered to involve a higher degree of credit risk than long term financing of residential properties.
York Federal's risk of loss on a
construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost and the salability of the property upon completion of the project proves to be inaccurate, York Federal may advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, York Federal may be confronted, at or prior to the maturity of the loan, with a project that is under valued and which is insufficient to assure full repayment.

       York Federal's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, York Federal considers the financial condition of the borrower and his or her reputation, the amount of the borrower's equity in the project, the results of an independent appraisal and review of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. In addition to these criteria, York Federal also considers the availability of permanent financing or a takeout commitment to the borrower on commercial construction properties.

Loan Maturity:

       The following table sets forth the dollar amount of total loans receivable which have predetermined interest rates and those which have floating or adjustable interest rates.

                                   Due within one year (1)
                                Pre-        Floating
                             Determined   or Adjustable
                                Rates        Rates      Total
                                  (Dollars in Thousands)
Real Estate
 Conventional
  Residential and commercial   $45,070      $82,782    $127,852
Construction
  Residential and commercial     3,525        7,789      11,314
Consumer                        18,356       58,141      76,497
Commercial business loans          180        1,526       1,706
     Total                     $67,131     $150,238    $217,369

                                   Due one to five years
                                   After June 30, 1996(1)
                                Pre-        Floating
                             Determined   or Adjustable
                                Rates        Rates      Total
                                  (Dollars in Thousands)
Real Estate
 Conventional
  Residential and commercial  $140,346     $166,040    $306,386
Construction
  Residential and commercial    10,328        6,933      17,261
Consumer                        27,754       10,563      38,317
Commercial business loans           --            8           8
     Total                    $178,428     $183,544    $361,972

                                  Due more than five years
                                   After June 30, 1996(1)
                                Pre-        Floating
                             Determined   or Adjustable            Grand
                                Rates        Rates      Total      Total
                                      (Dollars in Thousands)

Real Estate
 Conventional
  Residential and commercial  $161,484    $184,079    $345,563    $779,801
Construction
  Residential and commercial    13,727       6,726      20,453      49,028
Consumer                            --          --          --     114,814
Commercial business loans           --          --          --       1,714
     Total                    $175,211    $190,805    $366,016    $945,357
_______________
(1)    Based on contractual terms to maturity.

       Loan Solicitation and Processing. York Federal solicits mortgage loan applications from existing customers, real estate brokers, builders, real estate developers, and various other persons. Upon receipt of a loan application from a prospective borrower, a credit report is ordered to verify specified information relating to the loan applicant's employment, income and credit standing. An appraisal of the real estate intended to secure the proposed loan is performed by a state certified and insured appraiser. As soon as the required information has been obtained, the appraisal completed and the loan underwritten by a loan underwriter, the loan is submitted for internal committee or Board of Directors action depending on required level of lending authority. All commercial mortgage loans are submitted to the commercial lending committee which has lending authority up to $200,000. The Board of Directors ratifies all loan decisions made in the commercial lending committee; any loans which exceed committee limitations require the review and approval of the Board of Directors.

       York Federal has established a group of mortgage representatives which solicits permanent and construction loans on residential properties located in York Federal's lending market areas. Mortgage representatives are paid commissions on loans originated by them and consummated by York Federal.

       York Federal has established relationships with independent mortgage brokers as an additional source of residential mortgage loans from within its lending market areas as well as contiguous market areas. Mortgage brokers submit completed loan applications including credit information relating to the loan applicant and an appraisal of the real estate intended to secure the property. The completed loan application is underwritten by a York Federal loan officer against the same underwriting standards used for loans originated directly by York Federal and submitted for approval to a committee consistent with the process discussed above. The mortgage broker is compensated upon closing the loan.

       Loan Sales. Generally, fixed rate long-term mortgage loans are sold in the secondary mortgage market to FNMA, FHLMC and other investors. In addition, when deemed prudent, York Federal has securitized adjustable rate mortgages. These transactions are generally consummated through York Federal's participation in FNMA and FHLMC mortgage programs. Under the programs, FNMA and FHLMC exchange an equal amount of mortgage-backed securities ("MBS") for existing pools of mortgages. The fee charged by the FNMA and FHLMC on a swap is the "guarantee fee" and the MBS have a lower yield than the yield of the mortgage pool they represent. York Federal is willing to pay the "guarantee fee" because participation in the "swap" program has increased the liquidity of its asset portfolio since the MBS are generally more marketable than the underlying loans. At June 30, 1996, York Federal had outstanding commitments to sell $5.5 million in loans. York Federal generally expects to satisfy these commitments with loans originated within the respective commitment period.

       In connection with loan sale commitments, net loans held for sale at June 30, 1996 totalled $5.7 million and represent loans in portfolio and specifically identified to fill loan sale commitments. Such loans are carried at the lower of cost or estimated market value in the aggregate.

       In prior years, certain sales to FNMA included recourse provisions. Transactions consummated in fiscal year 1996 are under FNMA special servicing programs and are without recourse. The principal balance outstanding of loans sold with recourse is $51.6 million at June 30, 1996. Such amount is included in determining compliance with risk-based capital requirements and in management's assessment of the adequacy of the allowance for loan loss. For additional information, see Note 16 to the Notes to Consolidated Financial Statements.

       In connection with loan sales, York Federal retains the servicing of the loans (i.e., collection of principal and interest payments) for which it generally receives a servicing fee payable monthly of .25% to .375% per annum of the unpaid balance of each loan. Previously, when the Association sold loans in which the contract servicing fee rate exceeds the normal servicing fee rate, the present value of the estimated future income payments which differs from the normal servicing fee was recognized immediately as an excess servicing gain. The recoverability of the excess servicing receivable recorded at the time of the sale and certain other purchase mortgage servicing rights were periodically re-evaluated in light of actual versus projected loan prepayments. Effective July 1, 1995, the Company adopted FASB Statement No. 122, "Accounting for Mortgage Servicing Rights," an amendment of Statement No.
65. Statement No. 122 requires the capitalization of originated Mortgage Servicing Rights ("OMSR") retained for loans sold or securitized determined by an allocation of cost between the loan and the mortgage servicing rights based on their relative fair values. Capitalization of such rights was previously prohibited under Statement No. 65 except to the extent of excess servicing fees. This allocation of value to mortgage servicing rights was the primary factor in the increase gain on sales of loans and trading securities over the prior year. Mortgage servicing rights are amortized over the period of estimated net servicing income. Impairment of mortgage servicing rights is measured based on the fair value of those rights determined using discounted cash flows based on various assumptions including projected loan prepayments and current market interest rates.

       In accordance with FASB Statement No. 122, mortgage servicing rights of $1,630,000 were capitalized during the year ended June 30, 1996. The book value of mortgage servicing rights was approximately $2,108,000 (including originated, purchased and excess mortgage servicing rights), net of valuation allowance of $38,000 at June 30, 1996, and $767,000 (including purchased and excess mortgage servicing rights) at June 30, 1995. As of June 30, 1996, York Federal was servicing loans for others aggregating approximately $593.2 million. See Notes 1 and 5 of the Notes to Consolidated Financial Statements.

     The following table presents York Federal's real estate loans originated or acquired and sales activity during the periods indicated.

                                              Year Ended June 30,
                                         1996       1995        1994
                                               (Dollars in Thousands)
Loans originated:
Conventional real estate loans:
 Construction loans                   $104,957    $131,152     $117,109
 Loans on existing properties(1)       298,792     193,402      238,739
Other loans                             73,859      70,506       56,598
   Total loans originated             $477,608    $395,060     $412,446

Loans securitized and/or sold:
Real estate:
 Loans securitized(2)                 $153,312    $ 64,414     $209,305
 Loans sold                              1,622       2,319        2,270
   Total real estate loans
    securitized and/or sold           $154,934    $ 66,733     $211,575
______________
(1) Includes loans refinanced from the Association's portfolio totalling $40.6 million, $6.0 million and $81.1 million in years ended June 30, 1996, 1995 and 1994, respectively.
(2) Loans securitized in the year ended June 30, 1996, 1995 and 1994 includes loans securitized and sold totalling $96.4 million, $50.3 million and $174.5 million, respectively, and loans securitized and retained in portfolio totalling $56.9 million, $14.1 million and $34.8 million, respectively. Included in the $56.9 million of loans securitized and held in portfolio for the year ended June 30, 1996 was $21.7 million of securities held for trading.

       Loan Commitments. York Federal makes commitments to grant conventional mortgage loans on existing residential dwellings for periods of up to 60 days from the date of rate lock-in. Such commitments are generally made at the market rate of interest prevailing at the time the loan application is received. During fiscal 1996, less than 5% of loan commitments expired without being funded. At June 30, 1996 York Federal's outstanding residential and commercial mortgage loan commitments amounted to $34.8 million.

Asset Quality

       The information contained on pages 6 and 7 of the Corporation's Annual Report is incorporated herein by reference.

       The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated. Management believes that the allowance can be allocated by category only on an approximate basis. The allocation of the allowance to each category is not necessarily indicative of future losses and does not restrict the use of the allowance to absorb losses in any category.


                                    At June 30,
                     1996                1995                 1994
                          % of loans          % of loans           % of loans
                          in each             in each              in each
                          category            category             category
                          to gross            to gross             to gross
               Amount     loans     Amount    loans      Amount    loans
                                  (Dollars in Thousands)
Loans:
 Real Estate
  Residential  $2,063      82.5%    $1,500      78.0%    $1,100     73.8%
  Commercial    1,430       5.2      1,700       9.6      1,350     13.1
 Commercial
  business
  loans            65       0.2         50       0.3         50      0.4
 Consumer         406      12.1        350      11.6        350     12.7
Unallocated     2,645        NA      2,240       N/A      1,642      N/A
  Total
  allowance
  for loan
  losses       $6,609     100.0%    $5,840     100.0%    $4,492    100.0%

                             At June 30,
                     1993                1992
                          % of loans          % of loans
                          in each             in each
                          category            category
                          to gross            to gross
               Amount     loans     Amount    loans
                                  (Dollars in Thousands)
Loans:
 Real Estate
  Residential  $  960      73.0%   $  400      70.2%
  Commercial    1,450      14.2     3,700      17.0
 Commercial
  business
  loans            55       0.5       200       0.6
 Consumer         300      12.3       400      12.2
 Unallocated      581       N/A       504       N/A
  Total allowance
   for loan
   losses      $3,346     100.0%   $5,204     100.0%

       OTS regulations require that management of each insured association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, OTS examiners are authorized to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loans classified as loss do not qualify as regulatory capital. Assets that do not currently expose an insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and are monitored by the Association.

       Management recognizes the importance of an adequate allowance for loan losses and makes provision for loan losses during each fiscal year in amounts consistent with evaluated risks. The management of York Federal monitors asset classifications on an ongoing basis with the results representing a primary consideration in determining the adequacy of the allowance for loan losses. The Association has established its allowance for loan losses in accordance with generally accepted accounting principles. It is the opinion of management that the allowance for loan losses is adequate to absorb risk of loss associated with loans of York Federal at June 30, 1996.

       Non-Performing Loans. The information contained on page 6 through page 7 of the Corporation's Annual Report is incorporated herein by reference. See Notes 1 and 4 of the Notes to Consolidated Financial Statements.

       The following table sets forth information with respect to loans on non-accrual status at the dates indicated.

                                                      At June 30,
                                                1996             1995
                                                     (In Thousands)

Land held for development                      $  200           $   --
Commercial real estate                          1,473            3,282
Other loans                                         8              216

    Total                                      $1,681           $3,498

       The non-performing loans are in various stages of resolution with appropriate reserve allocations made where indicated based on the value of the underlying collateral.

       Real Estate Owned. The information contained on page 6 through page 7 of the Corporation's Annual Report is incorporated herein by reference. See Notes 1 and 6 of the Notes to Consolidated Financial Statements.

Investment Activities

       The following table sets forth the carrying value of York Federal's short-term investments, securities held for trading, securities available for sale, securities held to maturity and FHLB stock at the dates indicated.

                                                 At June 30,
                                          1996       1995        1994
                                            (Dollars in Thousands)
Short-term investments:
 Interest bearing deposits             $ 2,207      $19,861     $ 53,794

Securities:
 Held for Trading:
  Mortgage-backed                       21,736        4,451           --
 Available for Sale:
  U.S. Treasury and other U.S.
   Government Agencies                   7,471           --           --
 Mortgage-backed                        45,644       31,569       46,214
   Total                                53,115       31,569       46,214
 Held to maturity:
  U.S. Treasury and other U.S.
   Government Agencies                   8,857       21,895       23,018
 Mortgage-backed                           418        7,398        8,234
   Total                                 9,275       29,293       31,252

Federal Home Loan Bank of Pittsburgh
 stock                                   6,733        5,177        4,857

   Total                               $93,066      $90,351     $136,117

       Income from securities provides the second largest source of interest income for York Federal after interest on loans. York Federal is required under OTS regulations to maintain a minimum amount of liquid assets which may be invested in specified short- term securities and is also permitted to make certain other securities investments. The decrease in short term, liquid investments is a result of funding loan growth with such monies and is consistent with the Association's desire to manage liquidity levels consistent with regulatory requirements (currently 5% as defined by OTS regulations).

       Securities Held for Trading. In accordance with FASB Statement No. 115, securities created in the Association's mortgage banking activity are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the statement of income. At June 30, 1996, an unrealized loss of $943,000 was recognized as a component of mortgage banking income. See Notes 1 and 5 of the Notes to Consolidated Financial Statements.

       Securities Available for Sale. In November 1995, the FASB issued a Guide to Implementation of Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." The guide stated that no later than December 31, 1995, an enterprise may reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassifications at fair value. Reclassifications from the held-to-maturity category that result from this one-time reassessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future. During the quarter ended December 31, 1995, the Corporation transferred held- to-maturity securities with a fair value of $14.3 million to available-for-sale with the resulting net unrealized gains of $29,000, net of taxes, reported as a component of stockholders' equity. See notes 1 and 3 of the Notes to Consolidated Financial Statements.

       Federal Home Loan Bank (FHLB) Stock. The Association maintains its stock position with the FHLB of Pittsburgh in an amount sufficient to satisfy its membership requirement. See "Regulation -- Federal Regulation of Savings Associations -- Federal Home Loan Bank System."

       Investment decisions are made by the Investment Committee of York Federal under the supervision of York Federal's Board of Directors.

       The following table represents maturity distributions of various securities based on contractual terms to maturity:

                                      At June 30, 1996
                         One Year        One to Five       Five to Ten
                         or Less            Years             Years
                    ________________  ________________  ________________
                    Amortized         Amortized         Amortized
                      Cost     Yield    Cost     Yield    Cost     Yield
                                   (Dollars in Thousands)

Securities:
 Held for
  Trading:
   Mortgage-backed   $3,641    6.65%   $ 9,567   6.65%   $ 7,197   6.65%

Available for Sale:
 U.S. Treasury and
  other U.S.
  Government
   agencies
   and municipal     $  757    5.03%   $ 3,328   5.03%   $ 3,367   5.03%
   Mortgage-backed    7,635    6.64     19,525   6.62     14,331   6.61
                     $8,392    6.49%   $22,853   6.39%   $17,698   6.31%

Held to Maturity:
 U.S. Treasury and
  other U.S.
  Government
  agencies
  and municipal      $  864   6.22%    $ 4,153   6.15%   $3,840   6.22%
  Mortgage-backed        67   8.52         176   8.52       133   8.52
                     $  931   6.39%    $ 4,329   6.25%   $3,973   6.30%

                                 At June 30, 1996
                        More Than
                        Ten Years            Total Securities
                   ________________    ______________________________
                   Amortized           Amortized    Fair      Average
                      Cost    Yield       Cost      Value      Yield
                              (Dollars in Thousands)

Securities:
 Held for
  Trading:
   Mortgage-backed   $2,266   6.65%    $22,671     $21,736      6.65%

Available for Sale:
 U.S. Treasury
  and other U.S.
  Government
  agencies
  and municipal     $   --      --%    $ 7,453     $ 7,471      5.03%
 Mortgage-backed     4,910    6.66      46,401      45,644      6.62
                    $4,910    6.66%    $53,854     $53,115      6.40%

Held to Maturity:
 U.S. Treasury
  and other U.S.
  Government
  agencies
  and municipal    $   --       --%    $ 8,857     $ 8,510      6.19%
 Mortgage-backed       42      8.52        418         438      8.52
                   $   42      8.52%   $ 9,275     $ 8,948      6.29%

PAGE

Savings Activities and Other Sources of Funds

       General. Deposits are the major source of York Federal's funds for lending and other investment purposes. In addition to deposits, York Federal obtains funds from operations, loan repayments including monthly amortization and prepayments, proceeds from sales of loans, loan participations, securities held for trading, securities available for sale, advances from the FHLB of Pittsburgh and other short-term borrowings. Fund inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They also may be used on a longer term basis for general business purposes. York Federal has borrowed primarily from the FHLB of Pittsburgh.

       Deposits. York Federal offers a number of deposit accounts, including passbook and statement savings accounts, NOW accounts, money market type accounts and certificate accounts, including Jumbo certificate accounts, ranging in maturity from seven days to six years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Deposit accounts are primarily held by customers within York Federal's primary market area. At June 30, 1996 there were no broker-originated deposits. See Note 9 to the Notes to the Consolidated Financial Statements.

       Changes in the composition of the Association's deposit portfolio were due to customers reaction to the higher rate environment in fiscal 1996. The Association priced money market deposit accounts and certain certificate accounts in order to maintain existing customers, extend maturities and attract new customers searching for investment alternatives as other deposits matured. This resulted in a shift in interest-bearing liabilities from low cost transaction accounts to higher cost money market and certificate accounts.

       The following table indicates the amount of York Federal's certificates of deposit of $100,000 or more by terms remaining to maturity as of June 30, 1996.
                                               Certificates
Maturity Period                                 of Deposit
                                              (In Thousands)

Three months or less. . . . . . . . . . .         $38,850
Three through six months. . . . . . . . .          11,308
Six through twelve months . . . . . . . .           7,708
Over twelve months. . . . . . . . . . . .          15,627
  Total . . . . . . . . . . . . . . . . .         $73,565

        Borrowings. See Note 10 to the Notes to Consolidated Financial Statements incorporated by reference herein.

Yields Earned and Rates Paid

        See pages 9 through 11 of the Corporation's Annual Report incorporated by reference herein.

Subsidiaries of York Federal

        Under OTS regulations, York Federal is permitted to invest an amount equal to 2% of its assets in its service corporations, with an additional investment of 1% of assets where such investment is primarily for inner-city and community development purposes. Under such limitations, on June 30, 1996, York Federal was authorized to invest up to approximately $33.0 million in stock of, or loans to, service corporations. In addition, Federal associations meeting regulatory net worth requirements and certain other tests may invest up to 50% of the limitations on loans to one borrower in conforming loans to service corporations. By meeting these requirements and tests, York Federal, at June 30, 1996, was permitted to make approximately $6.6 million of such conforming loans, for a total investment limitation of approximately $39.6 million.

        Advanced Real Estate Associates. Incorporated in 1985, Advanced Real Estate Associates ("AREA") is a wholly owned subsidiary of the Association. AREA engages in property management for certain real estate owned by the Association. During 1996, AREA was inactive.

        Residential Mortgage Corporation. Incorporated in 1994, Residential Mortgage Corporation ("RMC") is a wholly owned subsidiary of the Association. RMC engages in origination of residential mortgages through relationships with prominent real estate firms in York and Lancaster County markets. RMC's net worth at June 30, 1996 was $10,000. During the year ended June 30, 1996, capital contributions were $78,000. RMC's net loss for the year ended June 30, 1996 was $93,000. The activity of this company is being discontinued.

Subsidiaries and Joint Ventures of the Corporation

        The directors of all service corporations and subsidiaries consist exclusively of persons who serve as either officers or directors of the Corporation or York Federal.

       Meridian Venture Partners. ("MVP") The Corporation invested $4.0 million in MVP, in equal annual installments in the five year period ending 1991. The net amount of the investment at June 30, 1996 including the Corporation's share of reported gains/losses ($979,000 of pre-tax income during this fiscal year attributable to increased market value of certain portfolio investments) recognized using the equity method of accounting and partnership distributions is $4.2 million.
MVP is an equity oriented venture capital partnership organized under the laws of Pennsylvania in February 1987, and licensed as a small business investment company. The purpose of MVP is to make equity investments, primarily in established companies (as opposed to start-up companies). These companies represent a diversity of industries with geographical focus generally in the Mid-Atlantic and greater Delaware Valley areas; however, investments can also be made outside this area. Although a limited partner, the Corporation is represented on an advisory board of MVP, which was established to advise and consult with the general partners and assist in the evaluation of certain investment proposals. All investment decisions, however, are made by the general partners of MVP. In addition, the Corporation is represented on a valuation committee of MVP which semi-annually evaluates the value of partnership investments with indicated market valuation adjustments reflected in the operations of MVP. As of June 30, 1996, MVP had total assets of $40.8 million. As of September 30, 1994, the Small Business Administration was admitted as a Preferred Limited Partner to MVP. This admission enables MVP to draw down additional capital from the SBA in the form of Participating Securities. These securities share in distributions from MVP. As of June 30, 1996, MVP had $13.4 million of Participating Securities outstanding.

       First Capital Brokerage Services, Inc. ("First Capital"). First Capital is a wholly owned discount securities brokerage subsidiary that provides services to customers of York Federal and the general public was managed with LSG. Operations commenced October 1987. First Capital's net worth at June 30, 1996 was $134,000 and its net loss for the year ended June 30, 1996 was $24,000.

       Lenders Support Group ("LSG"). LSG performs residential construction, environmental and home inspection services for York Federal and the general public. During fiscal 1995, an affiliate company, Appraisal Services, Inc., which was primarily engaged in performing appraisals for York Federal and the general public, was merged with LSG. Operations for the year ended June 30, 1996 resulted in net income of $115,000. LSG's net worth was $103,000 at June 30, 1996 net of capital distributions to York Financial during fiscal 1996 totalling $178,000.

       New Service Corp. ("New Service") New Service Corp. primarily engages in land acquisition, development and construction projects for management or resale. On March 29, 1991 York Federal dividended its investment in New Service to York Financial. New Service, is engaged in two joint ventures involving the acquisition and development of real estate and management of commercial properties. For information regarding these joint ventures, see
Note 8 to the Notes to Consolidated Financial Statements.  In

                                        21
PAGE
addition, New Service has investments in real estate, primarily office buildings. Losses were realized on operations of these properties due to slower than planned lease up and inability to sell certain units held for sale. New Service's net loss for the year ended June 30, 1996 was $203,000 and was funded by equity infusions from York Financial totalling $439,000. At June 30, 1996 stockholders' equity was $95,000.

       Y-F Service Corp. ("Y-F Service"). Y-F Service owns office facilities which it leases to York Federal and affiliates and is engaged in land acquisition, development and construction of future branch locations. In July 1991, York Federal dividended its investment in Y-F Service to York Financial. During fiscal 1996, Y-F Service substantially completed the construction of an office building consisting of approximately 45,000 square feet of retail office space. This building will in part be occupied by the Association's administrative support staff as well as unrelated third party leases. This construction project included the restoration of an historically significant facade and is representative of the Corporation's ongoing investment in its community. Y-F Service's net income was $289,000 for the year ended June 30, 1996. Stockholders' equity was $2.7 million at June 30, 1996.

       Y-F Insurance Agency. Incorporated in 1992, Y-F Insurance Agency, Inc. is a wholly-owned subsidiary of the Corporation. Y-F Insurance Agency, Inc. is available to provide credit life and health insurance products to certain of the insured institution's consumer loan customers.

                                           REGULATION

General

       As a federally chartered and federally insured thrift institution, York Federal is subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory capital requirements. The Association is regularly examined by its federal regulators and files periodic reports concerning the Association's activities and financial condition. The Association's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Association's mortgage documents.

Federal Regulation of Savings Associations

       Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the FHLBB. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

       Federal Home Loan Bank System.  The FHLB System, consisting of
12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

       The Association, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Pittsburgh. The Association is in compliance with this requirement with an investment in FHLB of Pittsburgh stock of $6.7 million at June 30, 1996.

       Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Pittsburgh.

       Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. In 1989 the FDIC also became the insurer, up to the prescribed limits, of the deposit accounts held at federally insured savings associations and established two separate insurance funds: the BIF and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

       The Association's accounts are insured by the SAIF. The FDIC insures deposits at the Association to the maximum extent permitted by law. The Association currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions with rates currently ranging from .23% for well capitalized, financially sound institutions to .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. Until the second half of 1995, the same matrix applied to member institutions of the BIF. The FDIC is authorized to raise assessment rates in certain circumstances. The

Association's assessments were based on the .23% rate for the year ended June 30, 1996, and totalled $2.0 million.

       Effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the BIF. The Association is a member of the SAIF rather than the BIF. SAIF premiums may not be reduced for several years because the SAIF has lower reserves than the BIF and is responsible for more troubled institutions. However, see "-- Proposed Federal Legislation."

       The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Association.

       Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The Association has maintained liquidity levels during the year ended June 30, 1996 in excess of regulatory requirements.

       Prompt Corrective Action. Under the Federal Deposit Insurance Act ("FDIA"), each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

       At June 30, 1996, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

       Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and
(vi) compensation, fees and benefits. The federal banking agencies adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

       Qualified Thrift Lender Test. The QTL test, requires that a savings association maintain at least 65% of its total tangible assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months.

       As of June 30, 1996 the Association's QTL ratio of 88.3% was in compliance with the current QTL requirement.

       Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. Also see Note 13 of the Notes to Consolidated Financial Statements.

       Limitations on Capital Distributions. OTS regulations require the Association to give the OTS 30 days' advance notice of any proposed declaration of dividends to York Financial, and the OTS has the authority under its supervisory powers to prohibit the payment of dividends to York Financial.

       OTS regulations impose uniform limitations on the ability of savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

       The Association is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year or at June 30, 1996, $18.0 million.

       Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1996, the Association's limit on loans to one borrower was $13.2 million. At June 30, 1996, the Association's largest aggregate amount of loans to one borrower was $6.6 million.

       Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

       Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same
extent as if the savings association were a Federal Reserve member bank.   A
savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

       Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Association has not been significantly affected by the rules regarding transactions with affiliates.

       The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

Savings and Loan Holding Company Regulations

       Holding Company Acquisitions. The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

       Holding Company Activities. As a unitary savings and loan holding company, the Corporation generally is not subject to activity restrictions.
If the Corporation acquires control of another savings association as a separate subsidiary other than in a supervisory acquisition, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than on those of a unitary savings and loan holding company. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

       Qualified Thrift Lender Test. The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

Federal and State Taxation

       Federal Income Taxation

       General. The Corporation and the Association report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Corporation.

       Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Association which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could have been computed using an amount based on the Association's actual loss experience (the experience method), or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Association's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Association's actual loss experience over a period of several years. Each year the Association selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Association used the experience method bad debt deduction for the taxable years ended June 30, 1996, 1995 and 1994.

       Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations will no longer be able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations will be required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At June 30, 1996, the Association's tax bad debt reserve approximated the base year reserve and therefore no amounts are required to be recaptured into income.

       Under the law applicable to the Association's tax year ending June 30, 1996, if the Association failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Association would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At June 30, 1996, the Association's total bad debt reserve for tax purposes was approximately $14.5 million. Among other things, the qualifying thrift definitional tests required the Association to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Association in the conduct of its banking business. Under the law, as it applies to the Association's tax year beginning after June 30, 1996 a savings association will not be required to recapture its pre-1988 bad debt reserves (base year reserve).

       Distributions. To the extent that the Association makes distributions to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans; or (ii) from the supplemental reserve for losses on loans, then an amount based on the amount distributed will be included in the Association's taxable income. Distributions which may be considered made from the reserves include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation.
Any dividends to the Corporation that would reduce amounts appropriated to the Association's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Association. The amount of additional taxable income attributable to a distribution that is deemed to come from the reserves is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Association makes a distribution, then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION" for limits on the payment of dividends by the Association. Dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

       Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

       Dividends-Received Deduction and Other Matters. The Corporation may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Association will not file a consolidated tax return, except that if the Corporation or the Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

       York Financial and its subsidiaries file consolidated federal income tax returns. The Corporation's income tax returns have not been audited by federal or state authorities within the last five years.

       See Notes 1, 11 and 13 to the Notes to Consolidated Financial Statements contained in the Annual Report.

       State Taxation

       The Association is taxed under the Pennsylvania Mutual Thrift Institution Tax Act, which exempts the Association from all other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes, and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The current rate of this tax is 11.5%.

Competition

       York Federal's most direct competition for savings deposits has historically come from savings and loan associations, savings banks and commercial banks located in its primary market area. It also faces competition for savings from money market mutual funds, securities brokerage firms and credit unions. Legislative and regulatory measures have increased competition between thrift institutions and other financial institutions, such as commercial banks, by expanding the ranges of financial services that may be offered by thrift institutions, such as demand deposits, trust services and consumer and commercial loans, while reducing or eliminating the difference between thrift institutions and commercial banks with respect to long-term lending authority, taxation and maximum rates of interest that may be paid on savings deposits. York Federal competes for savings by offering depositors a wide variety of savings accounts at competitive interest rates, convenient branch locations, the ability to make deposits or withdrawals at any branch, tax-deferred retirement programs and other services such as cashiers' checks and travelers' checks.

       York Federal's competition for real estate loans comes principally from other savings and loan associations, commercial banks, mortgage banking companies, insurance companies and other institutional lenders. York Federal competes for loans principally through the interest rate and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders.

Personnel

       As of June 30, 1996, the Corporation and its subsidiaries had 360 full-time employees and 66 part-time employees. The employees are not represented by a collective bargaining agreement. The Corporation believes its employee relations are good.

       Executive Officers. The executive officers of the Corporation and Association are as follows:

                    Age at
                   June 30,
Name                1996                       Position
                                Corporation               Association

Robert W. Pullo      56    Director, President     Chairman of the Board
                           and Chief Executive     and Chief Executive
                           Officer                 Officer

Robert A. Angelo     49    Executive Vice          President and Chief
                           President, Secretary    Operating Officer
                           and General Counsel

Robert C.
 Herzberger          42    Senior Vice President   Executive Vice President

James H. Moss        42    Senior Vice President   Executive Vice President
                           Chief Financial         Chief Financial
                           Officer/Treasurer       Officer

     In addition to the above, the Association's executive officer group includes:
                            Age at
Name                     June 30,1996           Position

Lynn D. Kramme                45                Executive Vice President

Rebecca S. McClure,
 Esquire                      36                Senior Vice President,
                                                 Secretary and General
                                                 Counsel

       Robert W. Pullo of York, Pennsylvania, is President and Chief Executive Officer of York Financial Corp. and a member of the Board of Directors. He is also Chairman of the Board of Directors and Chief Executive Officer of York Federal Savings and Loan Association, as well as Chairman of the Board of Directors of subsidiary companies First Capital Brokerage Services, Inc., Lenders Support Group, Inc., New Service Corp., Y-F Insurance Agency, Inc. and Y-F Service Corp., Inc. He serves on the Advisory Board of Meridian Venture Capital Partnership and is Chairman of the Board of Lucas Metals, Inc. He is a Past Chairman of the York Area Chamber of Commerce. He is a founder and member of the Board of Directors of the Minority Business Finance Corporation and had served as the original Chairman of the Board. He is the founding and current Chairman of the Board of the White Rose Foundation and serves on the Board of Trustees of the York YMCA and the York YWCA. Mr. Pullo is a member of the Penn State York Advisory Board and is the First Vice President. He was the charter Chairman of the United Way Housing Initiatives and is a past Chairman of the United Way Annual Fund Raising Campaign. He is a member of the Board of Directors of the Strand Capitol Performing Arts Center and is a member of the founding Board of the Health Education Center of Central Pennsylvania. Mr. Pullo is also a member of the Board of Directors of the Community Bankers Association of Pennsylvania. He serves on the Board of Directors and Executive Committees of Memorial Hospital of York and the parent company Memorial Health Systems Corporation.

       Robert A. Angelo, Esq., of York, Pennsylvania is Executive Vice President, Secretary and General Counsel of York Financial and President and Chief Operating Officer of York Federal. Prior to becoming Executive Vice President in August, 1991, Mr. Angelo was Senior Vice President of the Corporation. He obtained a Bachelor of Science Degree from La Salle College, Philadelphia, Pennsylvania and his Juris Doctor Degree from the University of Baltimore, School of Law, Baltimore, Maryland. Mr. Angelo is past Chairman of the Pennsylvania Association of Savings Institutions Legal Committee. Mr. Angelo is past Chairman of the Board and Executive Committee of the Housing Initiatives Corporation of the United Way of York County. He is a member of the Board of Directors of the York County Bar Association Foundation and Misericordia Convalescent Home.

       Robert C. Herzberger of Stewartstown, Pennsylvania, is Senior Vice President of York Financial and Executive Vice President of York Federal. He earned a Masters of Science Degree from the University of Baltimore and a Bachelor of Science Degree from the University of Maryland. Mr. Herzberger is a member of the Board of Directors and Chairman of Junior Achievement of South Central Pennsylvania. He is a faculty member at Penn State York. Mr. Herzberger has also taught at York College of Pennsylvania, University of Baltimore and the College of Notre Dame. He is a member of the Baltimore Economic Society.

       James H. Moss joined York Federal in November 1984 and currently serves as Senior Vice President, Chief Financial Officer/Treasurer for York Financial and Executive Vice President of the Administrative Services Group and Chief Financial Officer/Treasurer for York Federal. Mr. Moss is a Certified Public Accountant and from January 1978 to November 1984 served in various audit capacities with Ernst & Young LLP. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants. In addition, Mr. Moss serves as a member of the Board of Directors of the York County United Way and a co-chairman of the allocation steering committee within the United Way's Fund Distribution Division.

       Lynn D. Kramer is Executive Vice President of the Retail Division of York Federal. A graduate of Towson State University, Ms. Kramer had over 15 years of commercial banking experience before joining York Federal as Vice President of Marketing in 1993. A resident of northern Baltimore County, Maryland, Ms. Kramer is a board member and chairman of the Marketing Committee for Child Care Consultants, a York County non-profit organization. She is a past board member of the Central Atlantic Bank Marketing Association and a past member of the Citizen Advisory Committee for the Gunpowder Falls State Park and North Central Hike and Bike Trail.

       Rebecca S. McClure is Senior Vice President of the Corporate Services Group and Secretary/General Counsel for York Federal. Prior to her promotion in October 1994, Ms. McClure was a Staff Attorney for the Association responsible for all litigation matters. She obtained a Bachelor of Arts Degree from Franklin and Marshall College, Lancaster, Pennsylvania in 1981 and a Juris Doctor Degree from Villanova University School of Law, Villanova, Pennsylvania in 1986. She is licensed to practice in Pennsylvania and Maryland. Ms. McClure is a member of the Board of Directors of the York Chapter of the American Red Cross and chairperson of its Human Resource committee. She was in private practice with the law firm of Zimmerman, Pfannebecker and Nuffort, Lancaster, Pennsylvania for the four years prior to joining York Federal's Legal Staff in May of 1990.

Item 2.  Properties

       The following table sets forth the location of York Federal's offices and other facilities used in operations as well as certain additional information relating to these offices and facilities as of June 30, 1996.

                     Year                                       Expiration
                   Facility              Net Book     Leased/      Date of
Office Location    Opened      Cost       Value(1)    Owned        Lease

Main Office:
101 South George
 Street
York, PA            1979    $4,214,056   $2,603,699    Owned         --

Branch Offices:
2690 S. Queen
 Street
York, PA            1993       284,142      245,155    Owned         --

Northern Way
York, PA            1995       509,781      489,975    Owned         --

Haines Acre
 Shopping Center
York, PA            1975       102,498       36,454    Leased        10/05

1940 Carlisle
 Road
York, PA            1972       337,397      165,712    Owned         --

1781 West
 Market Street
York, PA            1986       360,053      293,007    Owned         --

1442 Bannister
 Street
West York, PA       1979       298,942      239,177    Owned         --

MJ Carlisle Mall
Carlisle, PA        1978       242,990       17,037    Leased        1/99

880 W. Broadway
Red Lion, PA        1978       340,333      224,175    Owned         --

Main Street &
 Forrest Avenue
Shrewsbury, PA      1975       258,970      152,289    Owned         --

798 Simpson Ferry
 Road
Mechanicsburg, PA   1975       263,215      201,742    Owned         --

1123 W. Governor
 Road
Hershey, PA          1973      395,798      217,420    Owned         --

75 Zimmerman Drive
Camp Hill, PA        1979       352,685     234,757    Owned         --

1758 Oregon Pike
Lancaster, PA        1979       385,208     255,208    Owned         --

201 Dart Drive
Hanover, PA          1980       389,952     286,685    Owned         --

499 Tyler Run Rd.
York, PA             1989       314,390     270,510    Owned         --

4157 North George
 Street
York, PA             1989       354,445     295,316    Owned         --

                     Year                                       Expiration
                   Facility              Net Book     Leased/      Date of
Office Location    Opened      Cost       Value(1)    Owned        Lease

3995 E. Market
 Street
York, PA (2)         1990    $1,781,987  $1,354,420    Owned         --

1816 Emmorton
 Road
Bel Air, MD          1991       720,767     631,940    Owned         --

2006 Rock Spring
 Road
Bel Air, MD          1991       725,420     634,970    Owned         --

39 Hanover Street
Spring Grove, PA     1993       419,621     390,110    Owned         --

1700 Baltimore Pike
Hanover, PA          1993       385,815     352,470    Owned         --

Other Facilities:
Haines Road MAC
York, PA             1987        28,038      10,280    Leased        9/96

Red Lion MAC
Red Lion, PA         1988        21,330      15,913    Owned         --

30 East King Street
York, PA             1973       704,033     318,475    Owned         --

42 East King
 Street
York, PA             1989       229,790     182,269    Owned         --

134 South Duke
 Street             Parking
York, PA              Lot        25,470      25,470    Owned         --

144 South Duke
 Street             Parking
York, PA              Lot       136,926     128,364    Owned         --

104-126 South
 George Street        --
York, PA (3)                  4,013,314   4,013,314    Owned         --


(1) Represents the net book value of land and buildings owned by York Financial or in the case of leased property the value of leasehold improvements.
(2) Approximately 25.0% of the building is used as branch office with the remainder of the building used as an income producing property.
(3) Represents the cost to date on the construction of an office building to be used as operational offices and third party rentals, starting July 1, 1996. Amount represents approximately 90% of total expected project costs.

       As of June 30, 1996, the total book value of office properties and equipment owned by the Corporation and its subsidiaries, less allowances for depreciation and amortization, was $16.4 million.

Item 3.  Legal Proceedings

       Periodically, there are various claims and lawsuits involving York Financial, York Federal and its subsidiaries mainly as defendants, such as claims to enforce liens, condemnation proceedings on properties in which York Federal holds security interests, claims involving the making and servicing of real property loans and other issues incident to York Federal's business. In the opinion of management and the Corporation's legal counsel, no material loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1996.

                                             PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

       The information contained under the caption "Market Information" in the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

       The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The information contained in the section captioned "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of York Financial" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

       The report of independent auditors and audited consolidated financial statements contained in the Annual Report which are listed under Item 14 herein, and the information contained in the section captioned "Supplementary Consolidated Financial Data" in the Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

                                            PART III

Item 10.  Directors and Executive Officers of the Registrant

       The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1996 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. Information on the Corporation's executive officers is included in "Part I - Item 1. - Business" in this Form 10-K.

       The information contained under the section captioned "Proposal I - Election of Directors -- Compliance With Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation

       The information contained under the section captioned "Proposal I - Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

       (a)     Security Ownership of Certain Beneficial Owners

               Information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" of the Proxy Statement.

       (b)     Security Ownership of Management

               Information required by this item is incorporated herein by reference to the sections captioned "Voting Securities and Principal Holders Thereof" and "Proposal I --
               Election of Directors" of the Proxy Statement.

       (c)     Changes In Control

               The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13.  Certain Relationships and Related Transactions

       The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors" of the Proxy Statement.

                                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)    (1) (2)    Report of Independent Auditors*

               Consolidated Financial Statements*

               (a)    Consolidated Balance Sheets, June 30, 1996 and 1995
               (b) Consolidated Statements of Income For the Years Ended June 30, 1996, 1995 and 1994
               (c)    Consolidated Statements of Stockholders' Equity For
                      the Years Ended June 30, 1996, 1995 and 1994
               (d)    Consolidated Statements of Cash Flows For the Years
                      Ended June 30, 1996, 1995 and 1994
               (e)    Notes to Consolidated Financial Statements

               Schedules to the consolidated financial statements have been omitted as the required information is inapplicable.

      (3)      Exhibits

               (3.1)          Articles of Incorporation of York Financial
                              Corp.**
               (3.2)          Bylaws of York Financial Corp.**
               (10)(a)        York Financial Corp. Incentive Stock Option
                              Plan**
                   (b)        York Financial Corp. Nonqualified Stock Option
                              Plan for Directors***
                   (c)        1992 York Financial Corp. Stock Option and
                              Incentive Plan***
               (13)           York Financial Corp. 1996 Annual Report to
                              Stockholders
               (21)           Parent and Subsidiaries of the Registrant
               (23)           Consent of Independent Auditors
               (27)           Financial Data Schedule

(b) The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 1996.

  * Incorporated by reference from the Annual Report attached as an exhibit hereto.
 ** Incorporated by reference from the Form S-4 filed by the Corporation under its former name of First Capital Group, Inc. with the Securities and Exchange Commission on September 19, 1985.
*** Incorporated by reference from the 1992 Annual Meeting Proxy Statement filed by the Corporation with the Securities and Exchange Commission on September 24, 1992.

                                                   SIGNATURES

           Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             YORK FINANCIAL CORP.


Date:  September 27, 1996                    By: /s/ Robert W. Pullo
                                                 ------------------------
                                                 Robert W. Pullo
                                                 President and Chief
                                                 Executive Officer

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURES                       TITLE                       DATE



/s/ Robert W. Pullo              President, Chief           September 27, 1996
___________________________
Robert W. Pullo                  Executive Officer and
                                 Director (Principal
                                 Executive Officer)


/s/ James H. Moss                Senior Vice President      September 27, 1996
___________________________
James H. Moss                    (Principal Financial
                                 and Accounting Officer)



/s/ Thomas W. Wolf               Chairman of the Board      September 27, 1996
___________________________
Thomas W. Wolf                   of Directors



/s/ Cynthia A. Dotzel            Director                   September 27, 1996
___________________________
Cynthia A. Dotzel



/s/ Robert W. Erdos              Director                   September 27, 1996
___________________________
Robert W. Erdos



/s/ Randall A. Gross             Director                   September 27, 1996
___________________________
Randall A. Gross




/s/ Paul D. Mills                Director                   September 27, 1996
___________________________
Paul D. Mills



/s/ Byron M. Ream                Director                   September 27, 1996
___________________________
Byron M. Ream



/s/ Carolyn E. Steinhauser       Director                   September 27, 1996
___________________________
Carolyn E. Steinhauser


/s/ Robert L. Simpson            Director                   September 27, 1996
___________________________
Robert L. Simpson

                                           EXHIBIT 13

                               1996 Annual Report to Stockholders

                                    YORK FINANCIAL CORP.


                                     ANNUAL REPORT 1996














                                         ["GROWTH" in appears in the bottom
                                          right hand corner of cover]

                          [Picture of the New Operations Complex]












                                 122 South George Street
                      Part of York Federal's New Operations Complex

Our Vision

When individuals and businesses in the communities we serve are in need of high quality financial Services, they select York Financial Corp.

our Mission

The mission of York Financial Corp. is to achieve superior financial performance through the development of mutually beneficial relationships with our constituents, including customers, employees, stockholders, vendors and the community.



Table of Contents

     Page   1 - Consolidated Financial Highlights
     Page   1 - Market Information
     Page   2 - Selected Consolidated Financial Data
     Page   3 - President's Message
     Page   4 - Management's Discussion and Analysis of Consolidated
                Financial Condition and Results of Operations of
                York Financial
     Page  16 - Report of Management
     Page  17 - Report of Independent Auditors
     Page  18 - Consolidated Financial Statements
     Page  51 - Supplementary Consolidated Financial Data
     Page  52 - Directors and Officers
     Page  54 - Branch Offices
     Page  55 - Corporate Organization
     Page  55 - Corporate Information

                    YORK FINANCIAL CORP. AND SUBSIDIARIES


CONSOLIDATED FINANCIAL HIGHLIGHTS
(In thousands, except per share data)
                                       For the
                                  Year ended June 30        % CHANGE
                                   1996        1995(1) Increase (Decrease)
GROWTH
Average assets                   $1,409,894   $922,367         13.8%
Average loans                       895,912    751,646         19.2%
Average deposits                    869,370    789,710         10.1%
Average stockholders' equity         89,383     81,674          9.4%

OPERATING PERFORMANCE
Net interest income              $   34,975   $ 31,753         10.1%
Provision for loan losses             2,300      2,340        (1.7%)
Other income                          8,630      5,706         51.2%
Other expenses                       24,450     22,616          8.1%
Net income                           10,343      7,666         34.9%

FINANCIAL RATIOS
Return on average assets         $     0.99%      0.83%        19.3%
Return on average stockholders'
  equity                              11.57%      9.39%        23.2%

STOCK PERFORMANCE
Net income                       $     1.63       1.25         30.4%
Book value per share                  15.37      14.31          7.4%
Market value per share                16.75      15.45          8.4%
Cash dividends paid per share          0.56       0.52          7.7%

(1) Amounts per share are adjusted for stock dividends effected through June 30, 1996.

MARKET INFORMATION

The common stock of York Financial Corp. is traded on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market System under the symbol YFED. At the close of business on September 3, 1996, there were approximately 2,700 stockholders of record owning 6,128,641 outstanding shares of common stock. This does not reflect the number of persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

The table below sets forth the quarterly range of high and low closing sales prices for York Financial Corp. Common Stock as reported by Nasdaq and dividends declared per common share.
                                                             Cash
                                     Market Price        Dividends(1)(2)
                                 High(1)        Low(1)

Fiscal 1996
    1st quarter                  $17.95        $14.32       $0.136
    2nd quarter                   18.86         16.25        0.136
    3rd quarter                   18.50         16.38        0.140
    4th quarter                   18.00         16.50        0.150
                                                            $0.562

Fiscal 1995
    1st quarter                  $17.15        $14.87       $0.124
    2nd quarter                   15.29         14.05        0.124
    3rd quarter                   15.45         13.18        0.136
    4th quarter                   17.05         14.77        0.136
                                                            $0.520
(1) Market prices and dividends per share are adjusted for stock dividends effected through June 30, 1996.
(2) Restrictions are placed on the Corporation's ability to pay cash dividends as discussed in Note 13 of the Notes to Consolidated Financial Statements.

                        SELECTED CONSOLIDATED FINANCIAL DATA

                                              June 30
                              1996        1995      1994     1993     1992
                                         (Dollars in Thousands)

Assets                     $1,109,804 $1,009,918 $888,543 $885,467 $892,645
Short term investments          2,207     19,861   53,794   51,754   90,024
Loans held for sale, net        5,686      6,450   10,314   18,361   15,364
Securities and Federal Home
  Loan Bank stock              90,859     70,490   82,573   64,231   67,200
Loans receivable, net         938,570    845,205  669,850  675,024  646,465
Deposits                      908,123    832,056  785,483  786,550  788,469
Borrowings                     74,380     65,759    1,668    3,853   14,500
Stockholders' equity           93,540     85,330   78,626   70,556   62,644
Loans serviced for others     593,166    571,351  563,595  506,561  475,562
Number of:
 Real estate loans
   outstanding                  9,724      9,786    9,063    9,558    9,661
 Loans serviced for others      9,649      9,648    9,579    8,888    8,690
 Deposit accounts             118,758    114,541  112,271  113,371  114,486
 Offices                           22         22       22       22       20

                                        Year Ended June 30
                              1996        1995      1994     1993     1992
                             (Dollars in Thousands, Except Per Share Data)

Interest income        $   80,880  $   68,155  $ 62,235  $ 66,421  $ 74,337
Interest expense           45,905      36,402    30,798    35,046    45,501
Net interest income        34,975      31,753    31,437    31,375    28,836
Provision for loan
 losses                     2,300       2,340     2,200     2,515     2,840
Net interest income
 after provision for
 loan losses               32,675      29,413    29,237    28,860    25,996
Other income                8,630       5,706     5,786     9,106     7,695
Other expenses             24,450      22,616    23,384    23,889    20,549
Income before income
 taxes and cumulative
 effect of change in
 accounting principle      16,855      12,503    11,639    14,077    13,142
Provision for income
 taxes                      6,512       4,837     4,353     5,254     5,728
Income before
 cumulative effect of
 change in accounting
 principle                 10,343       7,666     7,286     8,823     7,414
Cumulative effect of
 change in accounting
 principle                     --          --     2,088        --        --
Net income                 10,343       7,666     9,374     8,823     7,414
Per share data:
 Net income            $     1.63  $     1.25  $   1.55  $   1.51  $   1.37
 Cash dividends paid   $     0.56  $     0.52  $   0.49  $   0.45  $   0.43
 Book value            $    15.37  $    14.31  $  13.49  $  12.51  $  11.45
 Shares outstanding
  (year end)            6,087,722   5,964,144 5,829,516 5,638,571 5,475,097
 Weighted average
 shares                 6,327,326   6,116,585 6,043,396 5,824,702 5,404,938

Other financial ratios:
 Return on average
  assets                    0.99%        0.83%    1.05%      1.01%     0.87%
 Return on average
  equity                   11.57%        9.39%   12.30%     13.38%    12.54%
 Dividend payout ratio     32.69%       39.94%   29.62%     28.88%    31.24%
 Average equity to
  average assets            8.51%        8.85%    8.55%      7.53%     6.96%

All per share data is adjusted for stock dividends effected through June 30, 1996.

PRESIDENT'S MESSAGE

We are proud to report that our last fiscal year ended with strong asset growth and record earnings. Earnings for the year were $10,343,000 or $1.63 per share. This represents a 34.9% increase over the previous year when the company earned $7,666,000 or $1.25 per share. Total assets grew to an all-time high of $1,109,804,000, representing an increase of 9.9% over total assets of $1,009,918,000 at the previous year-end. Deposits, our primary source of funds, grew by 9.1% or $76,067,000 from $832,056,000 at year-end June 30, 1995, to $908,123,000 at year-end June 30, 1996. Book value of our common stock at year- end also grew to $15.37 per share.

Each quarterly report of the last year included an announcement that earnings had improved over the comparable quarters in the previous year. This year's earnings increased our total capital or net worth, net of dividends, to a total of $93,540,000, and it is expected that our book value should exceed $100,000,000 in the near future. Throughout the year we focused our attention on the profitable pricing of products, introduction of new products, and cost containment and reduction. These efforts were rewarded to the extent that our return on average assets (ROA) grew from .83% for year-end 1995 to .99% for year-end 1996.

During the year we closed a record $477,600,000 in total loans. The principal source of this growth was our primary investment product, residential mortgages. We also continued our success in originating adjustable loans at a level exceeding national trends. This, combined with our interest rate risk strategy of selling fixed rate loans and certain other loan types into the secondary mortgage market, resulted in net loans increasing by 11.0%. The consequence of these important strategies is a loan portfolio dominated by adjustable rate investments which has materially contributed to our favorable earnings performance.

We are committed to strategies and practices that will maintain or improve our performance. While we have continuously distinguished ourselves in the thrift industry, we look forward to the many industry challenges that await us in the future. One anticipated change is the recapitalization of the Savings Association Insurance Fund and its expected subsequent merger with the Bank Insurance Fund. It is expected that this merger will be implemented by an act of Congress in the near future and should pave the way for future consolidation and structural changes within the financial services industry. We anxiously await and look forward to the challenges and opportunities these actions will provide for us.

Structural changes currently taking place in our nation's financial institutions, along with changes most likely to occur in the future, are altering the description of financial services and the systems by which they are delivered. We are a dedicated community bank in a nation of fewer and fewer such institutions. We believe that the continuing trend of small community banks being acquired by regional and national conglomerates leaves a void in service and influence in the community. In the past, small community banks have been of critical assistance to the economies of the neighborhoods they served. Our near term goal is to continue to grow by filling that niche and by expanding our services to meet growing community needs. As the thrift charter continues to evolve into one more comparable to a commercial bank, we will be able to expand our community commitment through a broader range of services.

Since becoming a publicly owned company, we have had uninterrupted earnings in every reporting period. We have increased the stockholder dividend at least once in every year and we have grown to record earnings and record size.
While none of this implies that our future is certain, nor can we assume we will achieve continued success without working both harder and smarter, it does provide us with a solid base of experience from which to grow. With change comes opportunity, and change is not a stranger to the directors, officers, and staff of York Financial Corp.'s companies. We appreciate the confidence and support of our investors and customers. As we face new challenges, we are inspired to reach new heights and greater achievements.
                                            /s/Robert W. Pullo
                                            Robert W. Pullo
                                            President and
                                            Chief Executive Officer

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF YORK FINANCIAL

Financial Review

The purpose of this discussion is to provide additional information about York Financial Corp. ("York Financial" or "Corporation"), its financial condition and results of operations. Readers of this annual report should refer to the consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

York Financial is a unitary savings and loan holding company incorporated in Pennsylvania in September 1985 and in August 1986 became the sole stockholder of York Federal Savings and Loan Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At June 30, 1996, the Corporation had consolidated assets of $1.1 billion, total deposits of $908.1 million and stockholders' equity of $93.5 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, consumer loans and securities. York Federal conducts its business through twenty-two offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland, Virginia and Delaware. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

The Corporation's net income is highly dependent on the interest rate spread between the average rate earned on loans and securities and the average rate paid on deposits and borrowings as well as the amount of the respective assets and liabilities outstanding. Other operating income is a strong supplement to York Federal's interest income and is primarily the result of mortgage banking activities including gains on sales of mortgage-backed securities created from loan originations and the resulting service fee income derived from the portfolio of loans serviced for others. Other operating income also includes gains and losses on sales of real estate and fees and service charges assessed on loan and deposit transactions.

Interest Rate Sensitivity Management

In an effort to maintain control over net interest income, management of York Federal focuses its attention on managing the interest rate sensitivity of assets and liabilities and controlling the volume of lending, securities, deposit and borrowing activities. By managing the ratio of interest sensitive assets to interest sensitive liabilities repricing in the same periods, the Corporation seeks to minimize the adverse effect of interest rate fluctuations.

Management reviews the Association's interest sensitivity position on an ongoing basis and prepares strategies to adjust that sensitivity to maximize the yield on the asset portfolio while maintaining the interest rate sensitivity on earning assets at acceptable levels to insulate it from the effects of interest rate fluctuations. The Corporation originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed rate loan originations. The funding sources for these portfolio loans are deposits with various maturities and short term borrowings. The result of this origination and funding activity was a $3.8 million asset sensitive gap at the one year time period at June 30, 1996.

A traditional measurement utilized to quantify interest rate risk is an interest sensitivity gap analysis. The following table presents the Corporation's interest sensitivity gap between interest-earning assets and interest-bearing liabilities for various time frames as of June 30, 1996. Fixed rate loans are shown in the time frame corresponding to contractual principal amortization schedules, adjusted for annual prepayment assumptions based on market expectations regarding future prepayment speeds. Adjustable rate loans are shown in the time frame corresponding to the next contractual interest rate adjustment date. Passbook and NOW accounts are assumed to be subject to repricing throughout the periods shown based on OTS statistical information.

Interest Sensitivity Gap Analysis

                                          Subject to Repricing
                    0-30       31-90     91-365      1-5       Over 5
                    Days       Days       Days      Years      Years    Total

Interest-earning
 assets:
  Loans(1)     $ 147,417   $ 93,932   $352,619   $ 180,760 $ 169,528 $ 944,256
  Securities
   held for
   trading        21,736         --         --          --        --    21,736
  Securities
   available
   for sale       12,864      1,125      4,965      17,389    16,772    53,115
  Securities
   held to
   maturity(2)     3,506      5,012         49         533     6,908    16,008
  Other
   interest-
   earning
   assets          2,207         --         --          --        --     2,207
    Total        187,730    100,069    357,633     198,682   193,208 1,037,322

Interest-bearing
 liabilities:
  Deposits
   NOW accounts    3,761      6,149     22,073      36,324    16,981    85,288
   Savings
    accounts      16,055      2,010      8,249      28,264    26,733    81,311
   Money market
    accounts     211,939         --         --          --        --   211,939
   Certificate
    accounts     108,715     47,149    141,505     203,817    17,283   518,469
  Borrowings      74,061          2          9          49       259    74,380
     Total       414,531     55,310    171,836     268,454    61,256   971,387

Interest sensi-
 tivity gap    $(226,801)  $ 44,759   $185,797   $ (69,772) $131,952  $ 65,935
Cumulative
 interest
 sensitivity
 gap           $(226,801) $(182,042)  $  3,755   $ (66,017) $ 65,935
  As a percent
    of total
    assets(3)    (20.44%)    (16.40%)     0.34%      (5.95%)    5.94%
___________
(1) Includes loans held for sale of $5.7 million.
(2) Includes Federal Home Loan Bank stock of $6.7 million.
(3) A negative percentage is favorable to net interest income in a decreasing rate environment and a positive percentage is favorable to net interest income in an increasing rate environment.


The Corporation also monitors its interest rate risk in accordance with regulatory guidance. Fluctuations in net interest income and the market value of portfolio equity are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Interest rate risk as indicated through balance sheet simulations at June 30, 1996 is considered to be within acceptable limits. The management of York Federal is committed to managing the asset portfolio in order to maximize the yield and maintain an interest rate sensitivity of York Federal's earning assets that insulates it from the potential negative effect of interest rate fluctuations.

Asset Quality

Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio. The Association's policy is to maintain the allowance for loan losses at a level believed adequate by management to absorb potential loan losses within the portfolio.
Management's determination of the adequacy of the allowance is performed by an internal loan review committee and is based on risk characteristics of the loans including loans deemed impaired in accordance with FASB Statement No. 114, past loss experience, economic conditions and such other factors that deserve recognition. Additions to the allowance are charged to operations.

An analysis of the allowance for loan losses is as follows:

                                        Year Ended June 30
                              1996     1995     1994     1993     1992
                                      (Dollars in Thousands)
Total allowance for loan
 losses at beginning of
 period                      $5,840    $4,492    $3,346   $5,204   $4,635
Loans charged-off:
 Real estate-mortgage:
   Residential                1,151     1,138       913      730      185
   Commercial                   620         5       125    3,668    2,095
 Consumer                       100       127       314      141      110
    Total charge-offs         1,871     1,270     1,352    4,539    2,390
Recoveries:
 Real estate-mortgage:
   Residential                  156       185       266      152      117
   Commercial                   184        92        31       12       --
 Consumer                        --         1         1        2        2
    Total recoveries            340       278       298      166      119
    Net loans charged-off     1,531       992     1,054    4,373    2,271
Provision for loan losses     2,300     2,340     2,200    2,515    2,840
Total allowance for loan
 losses at end of period     $6,609    $5,840    $4,492   $3,346   $5,204
Percentage of net charge-
 offs to average loans
 outstanding during the
 period                        0.17%     0.13%     0.15%    0.66%    0.35%
Percentage of allowance
 for loan losses to
 adjusted total loans          0.70%     0.69%     0.67%    0.49%    0.80%


The allowance for loan losses totaled $6.6 million or .70% of adjusted total loans of $945.2 million at June 30, 1996. Such amount is considered adequate relative to management's assessment of risk characteristics inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to problem loans as well as changes in economic conditions.

An analysis of nonperforming assets is summarized as follows:

                                        Year Ended June 30
                              1996     1995     1994     1993     1992
                                      (Dollars in Thousands)
Loans accounted for on a
 nonaccrual basis:
  Real estate-mortgage:
    Commercial               $1,481    $3,498  $  546    $1,760   $8,421
  Land                          200        --      --        --       --
     Total nonaccrual loans   1,681     3,498     546     1,760    8,421
Accruing loans which are
 contractually past due
 90 days or more:
  Real estate-mortgage:
    Residential              10,029     9,133  11,905    13,577    9,293
  Consumer                      383       433     445       679    1,557
     Total of 90 days past
      due loans              10,412     9,566  12,350    14,256   10,850
Total of nonaccrual and 90
 days past due loans         12,093    13,064  12,896    16,016   19,271
  As a percent of total loans  1.28%     1.53%   1.90%     2.31%    2.91%
Real estate owned:
 Real estate acquired through
 foreclosure or repossession
 by loan type:
  Real estate:
     Residential             $4,913    $5,981  $3,398    $4,346    $4,070
     Commercial               2,370    2,278   9,421      5,503     6,272
   Land                       3,349    5,107   6,254      5,961     6,997
   Consumer                      --       --      --         19        --
 Loans classified as in sub-
  stance foreclosure             --      200     713      7,571     2,053
 Allowance for real estate
  losses                       (955)    (630) (1,453)    (1,238)     (308)
Total real estate owned      $9,677  $12,936 $18,333    $22,162   $19,084
   As a percent of total
    assets                     0.87%    1.28%   2.06%      2.50%     2.14%
Total nonperforming assets  $21,770  $26,000 $31,229    $38,178   $38,355
   As a percent of total
    assets                     1.96%    2.57%   3.51%      4.31%     4.30%

The Association's nonaccrual policy generally covers loans which are 90 or more days past due. All commercial real estate loans are placed on nonaccrual status when the collectibility of interest is uncertain based on specific circumstances evaluated on a loan by loan basis or when interest is more than 90 days past due. In the case of residential real estate and consumer loans, management evaluates the collectibility of accrued amounts based on the underlying collateral value or knowledge of the specific circumstances resulting from collection efforts and may elect to place specific loans on nonaccrual status. As noted in the previous table, residential mortgage loans contractually past due 90 days or more have increased as compared to the prior period. However, in management's judgment, such residential assets present a relatively low risk of loss as a result of related underwriting requirements, normal collection efforts and the underlying value of collateral. Also see Notes 1 and 4 of the Notes to Consolidated Financial Statements.

Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining a general allowance for real estate losses (such reserve is separate from and in addition to the allowance for loan losses). In fiscal 1996, net charge-offs were $278,000 and additions to the allowance totaled $603,000 resulting in an increase in the allowance to $955,000. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.

Liquidity

The primary purpose of asset/liability management is to maintain adequate liquidity and a desired balance between interest sensitive assets and liabilities. Liquidity management focuses on the ability to meet the cash flow requirements of customers wanting to withdraw or borrow funds for their personal or business needs. Interest rate sensitivity management focuses on consistent growth of net interest income in times of fluctuating interest rates. The management of liquidity and interest rate sensitivity must be coordinated since decisions involving one may influence the other.

Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity include short term investments, securities available for sale, maturing and repaying loans and monthly cash flows from mortgage-backed securities. The loan portfolio provides an additional source of liquidity due to York Federal's participation in the secondary mortgage market. Liquidity needs can be met by attracting deposits and utilizing borrowing arrangements with the FHLB and the Federal Reserve Bank of Philadelphia for short and long term advances as well as other short term borrowings.

Deposits represent the Association's primary source of funds. The Association does not rely on brokered deposits as a source of funds. During fiscal 1996, the Association's deposits increased $76.1 million. In addition, York Federal has supplemented its deposit gathering efforts through borrowings from the FHLB of Pittsburgh. At June 30, 1996, York Federal had $73.3 million in FHLB advances outstanding at a weighted average interest rate of 5.43%. For additional details of FHLB advances and other borrowings, refer to Note 10 of the Notes to Consolidated Financial Statements.

Under current regulations, York Federal is required to maintain liquid assets at 5.0% or more of its net withdrawable deposits plus short term borrowings. Throughout the fiscal years ended June 30, 1996 and 1995, York Federal maintained an average liquidity level which was in compliance with the regulatory requirements. At June 30, 1996, the Association's liquidity level was 5.1%.

Amortization and prepayments of loans and proceeds from loan and securities sales within the Association's mortgage banking activity represent a substantial source of funds to York Federal. These sources amounted to $315.9 million, $223.1 million and $327.7 million in fiscal 1996, 1995 and 1994, respectively.

The principal use of York Federal funds is the origination of mortgage and other loans. Loan demand resulted in total originations of $477.6 million in fiscal 1996. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity and expanded mortgage broker relationships. The volume of originations was favorably impacted by a relatively stable interest rate environment and included traditional long term fixed rate loans primarily originated for sale as well as adjustable rate and residential construction loan products. In addition, in response to changing customer preferences intermediate term mortgage products, i.e. seven year balloon loans and 5/1 CMT adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter), became a more significant component of origination volume.

The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations. See Notes 16 and 17 of the Notes to Consolidated Financial Statements for information on commitments and fair value of financial instruments at June 30, 1996.

Capital

The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at June 30, 1996 totaled $93.5 million compared to $85.3 million at June 30, 1995, an increase of $8.2 million or 9.6%. This growth was a result of a combination of factors including improved earnings growth, cash dividends paid representing a payout ratio of 32.7%, issuance of shares in connection with various benefit and dividend reinvestment plans and the impact of unrealized losses on "available for sale" securities.

OTS regulated thrifts must comply with three separate capital standards:

Tangible Capital. Generally, common stock plus retained earnings must equal at least 1.5% of adjusted total assets.

Core Capital to total assets. Tangible capital plus qualifying supervisory goodwill (arising from the purchase of a troubled savings association) and other qualifying intangible assets must equal at least 3.0% of adjusted total assets.

Risk-Based Capital. Risk-based capital must equal at least 8.0% of risk-weighted assets, as defined in the regulations. Core capital component of risk-based capital, as defined above, must equal at least 4.0% of risk weighted assets.

At June 30, 1996, York Federal's tangible and core capital both equaled 7.5% ($82.5 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%, respectively, as indicated above. York Federal's total assets do not include any goodwill. York Federal's core capital to risk weighted assets equaled 11.5% ($182.5 million) at June 30, 1996, which exceeds its required level of 4.0%. Finally, York Federal's risk-based capital ratio equaled 12.3% ($88.5 million) at June 30, 1996, which exceeds its required level of 8.0% by $30.9 million. For a more comprehensive analysis of capital, refer to Note 13 of the Notes to Consolidated Financial Statements.

Results of Operations

Fiscal 1996 Compared to Fiscal 1995

Net Interest Income

York Financial's earnings are affected by the level of York Federal's net interest income, the difference between the income it receives on its loan portfolio and other investments, and its cost of funds, consisting primarily of interest paid on deposits and borrowings. Net interest income is affected by the average yield on interest-earning assets, the average rate on interest-bearing liabilities, and the ratio of interest-earning assets to interest-bearing liabilities.

Net interest income for fiscal 1996 was $35.0 million, as compared to $31.8 million for fiscal 1995, which represents a 10.1% increase. The margin on interest-earning assets for fiscal 1996 decreased to 3.54% from 3.70% for fiscal 1995. The following table provides information regarding the dollar amount of interest income earned on interest-earning assets and the resulting yields, as well as the dollar amount of interest expense on interest-bearing liabilities and the resulting rates paid for the three years ending June 30, 1996.

Average Balance and Interest Yield/Rate Analysis

                                   Year Ended June 30
                              1996                         1995
                    Average            Yield/   Average            Yield/
                    Balance  Interest  Rate     Balance  Interest  Rate
Interest-earning
 assets:
  Loans (1)(2)     $895,912  $75,001   8.37%   $751,646  $61,354    8.16%
  Securities held
   for trading        6,300      479   7.60       3,918      291    7.43
  Securities
   available for
   sale              47,126    3,142   6.67      47,059    3,369    7.16
  Securities held
   to maturity       22,888    1,361   5.95      35,239    2,069    5.87
  Other interest-
   earning assets    16,116      897   5.57      21,077    1,072    5.09
Total interest-
 earning assets     988,342   80,880   8.18     858,939   68,155    7.93
Non-interest-
 earning assets      61,552                      63,428
    Total        $1,049,894                    $922,367

Interest-bearing
 liabilities:
  Deposits:
   NOW accounts      81,803    1,865   2.28      85,259    2,001    2.35
   Savings accounts  87,144    2,419   2.78     126,365    3,497    2.77
   Money market
    accounts        182,626    8,114   4.44     124,269    4,307    3.47
   Certificate
    accounts        514,339   29,923   5.82    447,573    24,527    5.48
  Borrowings         63,464    3,584   5.65     35,193     2,070    5.88
Total interest-
 bearing
 liabilities        929,376   45,905   4.94    818,659    36,502    4.45
Noninterest-bearing
 deposits             3,458                      6,244
Noninterest-bearing
 liabilities         27,677                     15,790
                    960,511                    840,693
Stockholders'
 equity              89,383                     81,674
   Total          1,049,894                    922,367
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities           1.06x                      1.05x
Net interest
 income/interest
 rate spread                $ 34,975   3.24%              31,753     3.49%
Net interest-
 earning assets/
 margin on
 interest-
 earning
 assets          $   58,966            3.54%  $ 40,280               3.70%


                                    Year Ended June 30
                                           1994
                                  Average            Yield/
                                  Balance  Interest  Rate
Interest-earning
 assets:
  Loans (1)(2)                   $683,931  $55,279   8.08%
  Securities held
   for trading                      8,254      564   6.83
  Securities
   available for
   sale                            33,399    2,462   7.37
  Securities held
   to maturity                     33,737    1,851   5.49
  Other interest-
   earning assets                  63,550    2,079   3.27
Total interest-
 earning assets                   822,871   62,235   7.56
Noninterest-
 earning assets                    68,535
    Total                         891,406

Interest-bearing
 liabilities:
  Deposits:
   NOW accounts                 $  86,192    2,233   2.59
   Savings accounts               163,449    4,761   2.91
   Money market
    accounts                      125,173    3,940   3.15
   Certificate
    accounts                      404,172   19,764   4.89
  Borrowings                        1,485      100   6.73
Total interest-
 bearing liabilities              780,471   30,798   3.95
Noninterest-bearing
 deposits                          17,441
Noninterest-bearing
 liabilities                       17,294
                                  815,206
Stockholders' equity               76,200
   Total                         $891,406
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities                         1.05x
Net interest income/
 interest rate spread                      $31,437   3.62%
Net interest-earning
 assets/margin on
 interest-earning
 assets                          $ 42,400            3.82%

During fiscal 1996, York Federal originated $477.6 million of loans including loans refinanced from the Association's portfolio totalling $40.6 million and mortgage loans securitized or sold of $154.9 million. The result of these activities, when combined with loan repayments including refinance activity, was a 19.2% increase in average loans outstanding during fiscal 1996. This increase is primarily attributable to the success by our mortgage broker relationships of selling our intermediate term mortgage loan products. These programs represented $106.5 million or 22.3% of total loan originations. Securities and other interest-earning assets represented a net decrease of $14.9 million over the prior fiscal year. This shift in composition of the Association's assets had a positive effect on interest income and reflected the utilization of excess liquidity to assist in funding loan demand. In total, interest-earning assets averaged 15.1% more in fiscal 1996 than in fiscal 1995, resulting in an increase in interest income. In addition to the above mentioned change in asset composition, upward loan repricing contributed to the yield on earning assets increasing 25 basis points to 8.18%. This combination of volume and rate changes resulted in an increase in interest income of $12.7 million.

Interest expense increased as a result of a 13.5% increase in the average level of interest-bearing liabilities and a 49 basis point increase in the cost of funds to 4.94. In order to maintain and attract new deposits during fiscal 1996, the Association continued to successfully market a Guaranteed Money Fund Account (based on nationally reported money fund rates) as well as providing very competitive interest rate offerings and special promotional rates on selected certificate of deposit account programs. This response to the increased competitive pressures for deposits resulted in an increase in deposit balances and a shift in the composition of the deposit portfolio from low cost transaction accounts to higher cost money market and certificate accounts. These changes in the deposit portfolio in addition to an increase in short term borrowings required to fund asset growth contributed to the increased cost of funds.

The volume/rate analysis shown in the following table presents a comparative analysis of reported interest income and expense in relation to changes in specific asset and liability account balances (volume) and corresponding interest rates (rate). This analysis illustrates the net impact of previously discussed volume and rate changes on net interest income for fiscal 1996 compared to fiscal 1995, and fiscal 1995 compared to fiscal 1994. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume and
(2) changes in rates. The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume/Rate Analysis
                                         Year Ended June 30
                                1996 compared           1995 compared
                                    to 1995                to 1994
                              Increase (Decrease)     Increase (Decrease)
                                    Due to                   Due to
                            Volume    Rate    Net    Volume    Rate    Net
                                            (In thousands)

Interest income:
  Loans                   $12,042   $1,065  $13,647   $5,522  $  553   $6,075
  Securities held for
   trading                    181        7      188     (296)     23     (273)
  Securities available
   for sale                     4     (231)    (277)     978     (71)     907
  Securities held to
   maturity                  (725)      17     (708)      85     133      218
  Other interest-
   earning assets            (252)      77     (175)  (1,389)    382   (1,007)
     Total                  11,250    1,475   12,725    4,900  1,020    5,920

Interest expense:
  Deposits
    NOW accounts              (80)     (56)    (136)     (22)   (210)    (232)
    Savings accounts        (1,085)       7   (1,078)  (1,072)  (192)  (1,264)
    Money market
     accounts               2,379    1,428    3,807      (28)    395      367
    Certificate
     accounts               3,818    1,578    5,396    2,243   2,520    4,763
  Borrowings                1,597      (83)   1,514    1,983     (13)   1,970
       Total                6,629    2,874    9,503    3,104   2,500    5,604
Net interest income       $ 4,621  $(1,399) $ 3,222  $ 1,796 ($1,480)  $  316


Provision for Loan Losses

In fiscal 1996, additions were made to the allowance for loan losses in the amount of $2.3 million resulting in an allowance (net of charge-offs and recoveries of $1.5 million) of $6.6 million, or .70% of the loan portfolio, compared to an allowance of $5.8 million, or .69% at fiscal year end 1995. See "Asset Quality".

Other Income

Other income was $8.6 million for fiscal 1996, an increase of 51.2% over fiscal 1995. Mortgage banking income for fiscal 1996 increased $337,000 to $2.5 million or 15.4% as compared to the same period in 1995 and includes the adoption of FASB Statement No. 122 effective July 1, 1995. Statement No. 122 requires the capitalization of Originated Mortgage Servicing Rights ("OMSR") retained for loans sold or securitized determined by an allocation of cost between the loan and mortgage servicing right based on their relative fair values. Mortgage servicing rights capitalized during the year ended June 30, 1996 was the primary factor in the increased gain on sales of loans and trading securities over the prior year.

Mortgage backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At June 30, 1996, securities held for trading were $21.7 million with an indicated unrealized loss of $943,000 recognized as a component of mortgage banking income.

The portfolio of loans serviced for others totaled $593.2 million at June 30, 1996, with an average net servicing rate of approximately 23.4 basis points, as compared to $571.4 million at June 30, 1995 with an average net servicing rate of approximately 28.5 basis points. Included in the change in the balance serviced for others was the sale of servicing rights on approximately $47.1 million of loans serviced for others consummated in June 1996 at a net gain of $496,000. The average balance outstanding of loans serviced for others increased $35.6 million in fiscal 1996. The decrease in net servicing rate of 5.1 basis points includes an increase in interest cost totalling $214,000 in fiscal 1996 compared to $135,000 in fiscal 1995 resulting from the timing of loan payoffs and remittances to government sponsored agencies in the secondary market. The combination of these volume and rate changes caused loan servicing fees for fiscal 1996 to decrease $201,000 or 12.6% to $1.4 million as compared to fiscal 1995. For additional information on loan servicing fees and mortgage banking activity refer to Notes 1 and 5 of the Notes to Consolidated Financial Statements.

Gain on sales of real estate during fiscal 1996 totalled $1.3 million and is primarily attributed to the sale of real estate held for investment. Fees and service charges for fiscal 1996 increased $287,000 or 12.9 % to $2.5 million as compared to $2.2 million in fiscal 1995, and is primarily a result of a new service charge fee structure coupled with growth in both loans and deposits.

The Corporation is a partner in various joint ventures. In the year ended June 30, 1996, income from joint ventures totalled $1.2 million. The income is related to the Corporation's share in the net income of a venture capital partnership resulting from the increased market value of underlying portfolio investments. For additional information on investments in and advances to joint ventures refer to Note 8 of the Notes to Consolidated Financial Statements.

Other operating income was $713,000 in fiscal 1996 as compared to $759,000 in fiscal 1995. This amount represents income from operations of subsidiaries including commissions earned from discount brokerage activities and appraisal and construction inspection fees for services provided to independent third parties.

Other Expenses

Other expenses of $24.5 million increased $1.8 million or 8.1% in fiscal 1996 as compared to $22.6 million in fiscal 1995. Salaries and employee benefits increased $697,000 or 6.2% in fiscal 1996 over fiscal 1995 and is attributable to a combination of the following factors: revisions to the salary administration program wherein staff salary levels were adjusted to bring salaries in line with current market target pay amounts for respective positions, increases in incentive compensation payouts as a result of improved operating performance measures, lower commissions paid to loan originators as a result of increased emphasis on correspondent mortgage broker relationships, and a decrease in full time equivalent personnel from 419 at June 30, 1995 to 393 at June 30, 1996. Occupancy expense increased $218,000 or 8.8% in fiscal 1996 over fiscal 1995 as a result of increased cost of services used in operations as well as the initial startup cost for the recently completed operations office in York, Pa. This project included the restoration of an historically significant facade and is representative of the Association's ongoing investment in its community.

Federal deposit insurance premiums increased $136,000 or 7.5% in fiscal 1996 over 1995 and is attributable to increased deposits. Real estate expenses increased $183,000 in fiscal 1996 over fiscal 1995 and is primarily attributable to an increase in the provision for possible real estate losses. Other expenses increased $550,000 or 10.2% in fiscal 1996 as compared to fiscal 1995 and includes contributions in connection with community redevelopment projects.

Provision for Income Taxes

The provision for income taxes of $6.5 million for fiscal 1996 represents an effective tax rate of 38.6% as compared to 38.7% for fiscal 1995. For a more comprehensive analysis of income tax expense, refer to Note 11 of the Notes to Consolidated Financial Statements.

Fiscal 1995 Compared to Fiscal 1994

Net Interest Income

Net interest income for fiscal 1995 was $31.8 million, which represented a slight increase over fiscal 1994. The margin in interest-earning assets for fiscal 1995 decreased to 3.70% from 3.82% for fiscal 1994. For further information, see "Average Balances and Interest Yield/Rate Analysis" and "Volume/Rate Analysis" tables included in this document.

During fiscal 1995, York Federal originated $395.1 million of loans including loans refinanced from the Association's portfolio totalling $6.0 million and mortgage loans securitized or sold of $66.7 million. The result of these activities, when combined with loan repayments including refinance activity, was a 9.9% increase in average loans outstanding during fiscal 1995. Securities and other interest-earning assets represented a net decrease of $31.6 million over the prior fiscal year. This shift in composition of the Association's assets had a positive effect on interest income and reflected the utilization of excess liquidity to assist in funding loan demand. In total, interest-earning assets averaged 4.4% more in fiscal 1995 than in fiscal 1994, resulting in an increase in interest income. In addition to the above mentioned change in composition, a higher interest rate environment resulted in upward loan repricing contributing to the yield on earning assets increasing 37 basis points to 7.93%. This combination of volume and rate changes resulted in an increase in interest income of $5.9 million. Interest expense was effected by a 4.9% increase in the average level of interest-bearing liabilities and a 50 basis point increase in the cost of funds to 4.45%. The primary reasons for the higher cost of funds are attributed to a higher rate environment and a shift in interest-bearing liabilities from low cost transaction accounts to higher cost certificate accounts and short term borrowings.

Provision for Loan Losses

In fiscal 1995, additions were made to the allowance for loan losses in the amount of $2.3 million resulting in an allowance (net of charge-offs and recoveries of $992,000) of $5.8 million, or .69% of the loan portfolio, compared to an allowance of $4.5 million, or .67% at fiscal year end 1994. See "Asset Quality".

Other Income

Other income was $5.7 million for fiscal 1995, a decrease of 1.4% from the fiscal 1994 level of $5.8 million. Included in the fiscal 1995 net gains on securities, loans and real estate were losses pertaining to securities created in mortgage banking activities that were deemed appropriate portfolio investments and as such were retained in the Corporation's securities available for sale portfolio. Losses totalling $143,000 were reported as realized in the income statement in fiscal 1995 as a result of this transfer between securities portfolios.

Loan servicing fees for fiscal 1995 increased $536,000 or 50.2% to $1.6 million as compared to fiscal 1994. This increase primarily reflects a lower level of refinancing activity in fiscal 1995 that resulted in a decreased interest cost incurred by the Corporation in connection with the timing of loan payoffs and remittances to government sponsored agencies in the secondary market. This interest cost totaled $135,000 in fiscal 1995 compared to $623,000 in fiscal 1994. In addition, the average balance outstanding of loans serviced for others increased $33.6 million in fiscal 1995, resulting in an increase in service fees of approximately $72,000. Partially offsetting these factors was the continued change in composition of the portfolio of loans serviced for others to a higher percentage of fixed rate loans at generally lower servicing fee rates versus adjustable rate loans which
generally have higher servicing fee rates.   Also, since originated mortgage
servicing was primarily related to fixed rate loans which carry servicing fee rates approximating normal servicing fee rates, excess servicing gains recognized in fiscal 1995 decreased as compared to fiscal 1994.

The portfolio of loans serviced for others totaled $571.4 million at June 30, 1995, with an average net servicing rate of approximately 28.5 basis points, as compared to $563.6 million at June 30, 1994, with an average net servicing rate of approximately 20.2 basis points.

Other operating income was $759,000 in fiscal 1995 as compared to $1.2 million in fiscal 1994. This amount represents income from operations of subsidiaries including commissions earned from discount brokerage activities, appraisal and construction inspection fees for services provided to independent third parties, and equity in earnings of joint ventures.

Other Expenses

Other expenses of $22.6 million decreased $768,000 or 3.3% in fiscal 1995 as compared to fiscal 1994. Salaries and employee benefits increased $121,000 or 1.1% in fiscal 1995 over fiscal 1994 representing a combination of merit increases, reduction in overall staffing levels, and lower total commissions paid to loan originators as a result of decreased volume from this source of loans. Full-time equivalent personnel totaled 419 employees at June 30, 1995, as compared to 447 employees at June 30, 1994. Occupancy expense and federal deposit insurance premiums remained relatively constant between fiscal 1995 and 1994. Real estate expenses decreased $1.1 million to $807,000 as compared to the fiscal year 1994 level. This decrease is primarily attributable to carrying costs related to maintaining a decreasing portfolio of such properties, settlement and legal fees related to disposition of properties and a decrease in additions to the allowance for possible real estate losses of $325,000 as compared to provisions made in fiscal 1994. See "Asset Quality".

Provision for Income Taxes and Cumulative Effect of Change in Accounting
Principle

The provision for income taxes of $4.8 million for fiscal 1995 represents an effective tax rate of 38.7% as compared to 37.4% for fiscal 1994. For a more comprehensive analysis of income tax expense, refer to Note 11 of the Notes to Consolidated Financial Statements.

Regulatory Matters

York Federal is insured by the FDIC through the SAIF and pays annual insurance fees of 23 basis points on insured deposits, the lowest rate currently permitted. The FDIC insures commercial banks and certain savings banks through the Bank Insurance Fund ("BIF"), which has generally lowered their rates to the statutory minimum annual assessment of $2,000 since the BIF has reached the required capitalization level of $1.25 for each $100 in deposits. This BIF and SAIF insurance premium disparity places SAIF insured institutions at a significant competitive disadvantage since the average SAIF premium currently remains at 24 basis points.

Proposed legislation to accelerate the recapitalization of the SAIF by assessing a one-time charge on SAIF-insured deposits is under consideration. If enacted, this one time assessment could result in a charge to the Association's earnings of approximately $3.4 million net of applicable income tax benefits. Such charge will not impact York Federal's status as a well-capitalized institution qualifying for the lowest SAIF insurance premium. Management expects that the existing annual SAIF premium paid by the Association will be lowered to a level consistent with the rates paid by BIF insured institutions as a result of the proposed one time assessment resulting in a favorable impact to earnings in future years. It cannot be determined at this time what the outcome of these events and proposals will be.

Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At June 30, 1996, such transactions are within these regulatory limits.

Effects of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the price of goods and services since such prices are affected by inflation. In the current interest rate environment, the liquidity and maturity structures of York Federal's assets and liabilities are critical to the maintenance of acceptable performance levels.

                                REPORT OF MANAGEMENT


FINANCIAL STATEMENTS

York Financial Corp. ("Corporation") is responsible for the preparation, integrity and fair presentation of its published financial statements as of June 30, 1996 and the year then ended. The consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles and, as such, include some amounts that are based on judgments and estimates of management.

INTERNAL CONTROLS OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining an effective internal control structure over financial reporting. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Management assessed the Corporation's internal control structure over financial reporting as of June 30, 1996. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained an effective internal control structure over financial reporting as of June 30, 1996.

COMPLIANCE WITH LAWS AND REGULATIONS

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed compliance by York Federal Savings and Loan Association ("Association") with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Association complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended June 30, 1996.



        /s/Robert W. Pullo                             /s/James H. Moss
        Robert W. Pullo                                James H. Moss
        President -- Chief Executive Officer           Senior Vice President--
                                                       Chief Financial
                                                       Officer/Treasurer

                              REPORT OF INDEPENDENT AUDITORS


The Board of Directors
York Financial Corp.

We have audited the accompanying consolidated balance sheets of York Financial Corp. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of York Financial Corp. and subsidiaries at June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Corporation effective July 1, 1993, changed its method of accounting for income taxes, and effective July 1, 1995, changed its method of accounting for mortgage servicing rights.


                                        [signature of Ernst & Young L.L.P]
Baltimore, Maryland
July 19, 1996

YORK FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


                                                   June 30
                                            1996             1995
                                               (In Thousands)
Assets
Cash and due from banks:
  Noninterest-earning                      $21,864         $19,468
  Interest-earning                           2,207          19,861
                                            24,071          39,329

Loans held for sale, net                     5,686           6,450
Securities held for trading                 21,736           4,451
Securities available for sale               53,115          31,569
Securities held to maturity (fair
  value of $8,948--1996 and
  $28,902--1995)                             9,275          29,293
Loans receivable, net                      938,570         845,205
Real estate, net                            13,361          17,656
Premises and equipment                      16,398          12,536
Federal Home Loan Bank stock, at cost        6,733           5,177
Accrued interest receivable                  7,370           6,460
Other assets                                 8,142           8,091
Investments in joint ventures                5,347           3,701
Total Assets                            $1,109,804      $1,009,918

YORK FINANCIAL CORP. & SUBSIDIARIES

                                                                 June 30
                                                              1996      1995
                                                              (In Thousands)
Liabilities and stockholders' equity
Liabilities:
  Deposits                                                $908,123   $832,056
  Federal Home Loan Bank advances and other borrowings      74,380     65,759
  Advances from borrowers for taxes and insurance            4,237      5,098
  Other liabilities                                         29,524     21,675
Total Liabilities                                        1,016,264    924,588
Stockholders' Equity:
  Preferred Stock:10,000,000 shares authorized and unissued     --         --
  Common Stock, $1.00 par value:
    Authorized 10,000,000 shares; issued 1996--6,087,722 shares:
      1995--5,421,949 shares                                 6,088      5,422
  Additional capital                                        67,809     55,911
 Retained earnings                                          21,154     24,946
Unrealized gains (losses) on available for sale securities,
 net of taxes (benefit) of ($289) in 1996 and $156 in 1995    (451)       244
  Unearned ESOP shares                                      (1,060)    (1,193)
Total stockholders' equity                                  93,540     85,330
Total liabilities and stockholders' equity              $1,109,804 $1,009,918


See accompanying notes

YORK FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
                                                 Year Ended June 30
                                              1996      1995      1994
                                       (In Thousands, Except Per Share Data)
Interest income:
  Interest and fees on loans                 $75,001   $61,354   $55,279
  Interest on securities held for trading        479       291       564
  Interest on securities available for sale    3,142     3,369     2,462
  Interest and dividends on securities held
   to maturity                                 1,361     2,069     1,851
  Other interest income                          897     1,072     2,079
     Total interest income                    80,880    68,155    62,235
Interest expense:
  Interest on deposits                        42,321    34,332    30,698
  Interest on borrowings                       3,584     2,070       100
    Total interest expense                    45,905    36,402    30,798
    Net interest income                       34,975    31,753    31,437
Provision for loan losses                      2,300     2,340     2,200
    Net interest income after provision for
     loan losses                              32,675    29,413    29,237
Other income:

  Mortgage banking                             2,527     2,190       918
  Gain (loss) on sales of securities available
   for sale                                      358       687     1,171
  Gain (loss) on sales of real estate          1,291      (251)      (31)
  Fees and service charges                     2,508     2,221     2,205
  Income from joint ventures                   1,233       100       319
  Other operating income                         713       759     1,204
    Total other income                         8,630     5,706     5,786
Other expenses:
  Salaries and employee benefits              11,863    11,166    11,045
  Occupancy                                    2,690     2,472     2,460
  Federal deposit insurance                    1,955     1,819     1,833
  Real estate                                    990       807     1,909
  Data processing                              1,006       956       760
  Other                                        5,946     5,396     5,377
    Total other expenses                      24,450    22,616    23,384
Income before income taxes and cumulative
  effect of change in accounting principle    16,855    12,503    11,639
Provision for income taxes                     6,512     4,837     4,353
Income before cumulative effect of change
  in accounting principle                     10,343     7,666     7,286
Cumulative effect of change in accounting
  principle                                        0         0     2,088
Net income                                   $10,343    $7,666    $9,374

Per share data:
  Income before cumulative effect of change
   in accounting principle                     $1.63     $1.25     $1.21
  Cumulative effect of change in accounting
   principle                                       0         0      0.34
  Net income                                   $1.63     $1.25     $1.55
  Cash dividends paid                          $0.56     $0.52     $0.49
Weighted average shares                    6,327,326 6,116,585 6,043,396

See accompanying notes

YORK FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Unrealized     Un-
                                         Gains (Losses)  earned
            Common  Additional Retained on Available for  ESOP  Treasury
            Stock    Capital   Earnings Sale Securities  Shares  Stock   Total
                                         (In Thousands)

Balance,
  June 30,
  1993     $4,236    $34,183     $32,137     $    --     $  --  $ --  $70,556
 Adjustment
 to beginning
  balance for
  change in
  accounting
  method, net
  of income
  tax of
  $841          --        --          --        1,316        --    --   1,316
 Net income     --        --       9,374           --        --    --  (9,374)
 Cash
  dividends
  paid          --         --      (2,777)        --        -- (2,777)     --
 Stock
  options
  exercised     18        198          --         --        --     --     216
 Common stock
  issued
  under
  dividend
  reinvestment
  plan          75      1,396          --          --       --     --   1,471
 10% Common
  stock
  dividend
  --425,047
  shares at
  fair
  value        425      9,351       (9,801)        --       --     --     (25)
 Change in
  unrealized
  gains
  (losses),
  net of
  income
  tax
  (benefits)
  of         ($962)         --          --     (1,505)      --     --  (1,505)
 Common
  stock
  issued
  to ESOP       64       1,261          --         --    (1,325)   --      --
Balance,
 June 30,
 1994        4,818      46,389      28,933       (189)   (1,325)   --  78,626

 Net
  income        --          --       7,666         --        --    --   7,666
 Cash
  dividends
  paid          --          --      (3,062)        --        --    --  (3,062)
 Stock
  options
  exercised     43         389          --         --        --    --     432
 Common
  stock
  issued
  under
  dividend
  reinvestment
  plan         109       1,522          --         --         --   --   1,631
  10% Common
   stock
   dividend--
   482,788
   shares
   at fair
   value       483        8,087     (8,591)        --         --   --     (21)
   Release
   of ESOP
   shares       --          (12)        --         --        132   --     120
   Acquisition
   of treasury
   stock--
   30,579
   shares at
   fair value   --           --          --         --       --  (495)   (495)
   Retirement
   of treasury
   stock       (31)        (464)         --         --       --   495      --
   Change in
   unrealized
   gains
   (losses),
   net of
   income tax
   (benefits)
   of $277       --           --         --        433       --    --     433
Balance,
 June 30,
 1995         5,422       55,911     24,946        244   (1,193)   --  85,330

 Net
  income         --           --     10,343         --       --    --  10,343
 Cash
  dividends
  paid           --           --     (3,381)        --       --    --  (3,381)
 Stock
  options
  exercised      14           82         --         --       --    --      96
 Common
  stock
  issued
  under
  dividend
  reinvestment
  plan          108        1,610          --        --        --   --   1,718
 10% Common
  stock
  dividend--
  543,436
  shares at
  fair value    544        10,190    (10,754)        --       --   --     (20)
 Release of
  ESOP shares    --            16          --        --      133   --     149
 Change in
  unrealized
  gains
  (losses),
  net of
  income tax
  (benefits)
  of ($445)      --             --          --     (695)      --    --   (695)
Balance,
 June 30,
 1996        $6,088        $67,809     $21,154    ($451) ($1,060)  $-- $93,540

See accompanying notes

YORK FINANCIAL CORP. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW


                                                      Year Ended June 30
                                                 1996       1995        1994
                                                        (In Thousands)

Operating Activities
Net income                                     $10,343     $7,666     $ 9,374
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Amortization and accretion on
       securities and loans, net                (1,898)    (1,707)       (548)
     Provision for loan losses                  2,300      2,340       2,200
      Provision for real estate losses             603        490         815
      Depreciation and amortization              1,501      1,517       1,257
      Cumulative effect of change in
       accounting principle                         --         --      (2,088)
      Loans originated for sale               (154,169)   (62,578)   (193,808)
      Proceeds from sales of trading
       securities                               96,410     50,309     174,477
      Realized gains on trading securities      (1,583)      (140)       (476)
      Realized gains on sale of securities
       available for sale                         (358)      (687)     (1,171)
      Decrease (increase) in other assets          729     (2,876)      1,208
      Increase (decrease) in other
       liabilities                               8,499      2,223      (1,458)
      Other                                     (1,419)     1,437       1,036
Net cash used in operating activities          (39,042)    (2,006)     (9,182)

Investing Activities
Proceeds from sales of securities
 available for sale                             25,268     20,648      13,201
Purchases of securities held to maturity
 and Federal Home Loan Bank stock               (1,557)      (320)     (9,313)
Proceeds from maturities of securities
 held to maturity                                4,170        250          --
Principal repayments on securities               7,089      7,078      12,862
Loans originated or acquired, net of
 increase in deferred loan fees               (283,359)  (324,000)   (137,007)
Principal collected on loans                   183,271    143,346     126,505
Proceeds from sales of loans                     1,637      2,334       2,293
Purchases of real estate                          (194)      (328)       (886)
Proceeds from sales of real estate              10,801      9,593       6,576
Purchases of premises and equipment, net        (6,307)    (1,401)       (936)
Other                                             (136)     3,185       1,272
Net cash provided by (used in)
 investing activities                          (59,317)  (139,615)     14,567

YORK FINANCIAL CORP. & SUBSIDIARIES

                                                      Year Ended June 30
                                                 1996       1995        1994
Financing Activities                                    (In Thousands)
Net increase (decrease) in noninterest-
   bearing demand deposits,interest-bearing
   transaction accounts, savings accounts,
   and 31-day certificates of deposit          54,168      (49,870)   (12,943)
Net increase in certificates of deposit        21,899       96,443     11,876
Net increase in short-term advances
   received from Federal Home Loan Bank         8,765       64,235         --
Repayments of Federal Home Loan Bank
   advances and other borrowings                 (144)         (12)    (3,510)
Issuance of common stock:
   Dividend Reinvestment Plan                    1,718       1,631      1,471
   Employee Stock Ownership Plan                    --          --      1,325
   Stock Option Plans                               96          24        216
Cash dividends paid                             (3,381)     (3,062)    (2,777)
Acquisition of treasury stock                       --         (87)        --
Cash paid in lieu of fractional shares             (20)        (21)       (25)
Net cash provided by (used in) financing
   activities                                   83,101     109,281     (4,367)
Increase (decrease) in cash and cash
   equivalents                                 (15,258)    (32,340)     1,018
Cash and cash equivalents at beginning
   of year                                      39,329      71,669     70,651
Cash and cash equivalents at end of year       $24,071     $39,329    $71,669

See accompanying notes

                         YORK FINANCIAL CORP. AND SUBSIDIARIES

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 1996, 1995, AND 1994

1.  Summary of Significant Accounting Policies

Description of Business

York Financial Corp. (Corporation) is a unitary savings and loan holding company. York Federal Savings and Loan Association (Association), a federally chartered savings and loan association, is the primary operating unit of the Corporation. The Association is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, consumer loans and securities. York Federal conducts its business through twenty-two offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland, Virginia and Delaware. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund (SAIF) of the FDIC.

Basis of Presentation

The consolidated financial statements include the accounts of York Financial Corp. and its wholly-owned subsidiaries including York Federal Savings and Loan Association. All significant intercompany accounts and transactions have been eliminated in consolidation. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from the estimates. Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform with the 1996 presentation.

Loans Held for Sale

The Corporation originates certain mortgage loans and creates mortgage-backed securities generally through government sponsored agencies for sale in the secondary market. During the period of origination, mortgage loans are designated as held either for investment purposes or for sale. Loans held for sale are carried at lower of cost or market based on quoted market prices of securities collateralized by similar loans. Gains or losses on the sales of loans held for sale are determined using the specific identification method.

Securities Held for Trading

Securities classified by the Corporation as "held for trading" are principally mortgage-backed securities held for sale in conjunction with the Association's mortgage banking activities and are carried at fair value. Unrealized gains and losses are reported in the statements of income.

                    YORK FINANCIAL CORP. AND SUBSIDIARIES

Securities Available for Sale and Held to Maturity

The classification of securities is determined at the time of acquisition and is reevaluated at each reporting date. Securities are classified as "held to maturity" based upon management's ability and positive intent to hold such securities to maturity. Held-to-maturity securities are carried at amortized cost.

Securities not classified as trading or held-to-maturity are classified as "available for sale." Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders' equity.

The cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts, both computed on the interest method. Such amortization/accretion, as well as interest and dividends, is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in net gains(losses) on securities sales. The cost of securities sold is based on the specific identification method, and all sales are recorded as of the trade date.

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

Interest on loans is accrued and credited to operations based upon principal amounts outstanding.

Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield, generally over the contractual life of the related commitments or loans.

In May 1993, the Financial Accounting Standards Board (FASB) issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". As a result of applying the new rules, certain loans which are deemed to be impaired are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent.

Loans (including loans impaired under Statement No. 114) are generally placed on nonaccrual status when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal or interest is unlikely. After a loan is placed on nonaccrual status, income is recognized only to the extent of cash received and collection o principal is not in doubt.

                     YORK FINANCIAL CORP. AND SUBSIDIARIES

1.  Summary of Significant Accounting Policies (continued)

Loans Receivable (continued)

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential loan losses. Management's determination of the adequacy of the allowance is based on the risk characteristics of the loans, past loss experience, economic conditions, and such other relevant factors which in management's judgment deserve recognition. During 1996, the allowance for loan losses related to impaired loans was determined in accordance with the provisions of Statement No. 114.

Real Estate

Real estate consists of property held for investment and foreclosed assets held for sale. Prior to the adoption of Statement No. 114, a loan was classified as an in-substance foreclosure when the Corporation took possession of the collateral regardless of whether formal foreclosure proceedings took place. Loans previously classified as in-substance foreclosure totalling $200,000 but for which the Corporation had not taken possession of the collateral have been reclassified to loans. Properties held for investment
are carried at the lower of cost or net realizable value.   Costs related to
development and improvement of real estate are capitalized until the real estate reaches a saleable condition. Those costs incurred related to holding the real estate are charged to real estate expenses.

Foreclosed assets held for sale are initially valued at the lower of cost or fair value thereby establishing a new cost basis. Current valuations of real estate are periodically performed by management. An allowance for real estate losses is maintained at a level believed adequate by management to absorb potential real estate losses.

Losses on sales of real estate are recognized at the time sales occur. Gains on sales of real estate are recognized when the criteria for gain recognition have been met.

Loan Servicing Fees

Effective July 1, 1995, the Company adopted FASB Statement No. 122, "Accounting for Mortgage Servicing Rights", an amendment of Statement No. 65. Under Statement No. 65, the capitalization of originated mortgage servicing rights (OMSR) was prohibited, with normal fees and costs associated with servicing loans recognized as incurred and the present value of projected contract servicing fees that exceed normal servicing fees recognized immediately as a gain from excess servicing. Statement No. 122 requires the capitalization of OMSR retained for loans sold or securitized. When the Association sells or securitizes mortgage loans, the total cost is allocated between the loan and mortgage servicing rights based on their relative fair values. Mortgage servicing rights are amortized over the period of estimated net servicing income. Impairment of mortgage servicing rights is assessed based on the fair value of those rights. Fair values are estimated using discounted cash flows based on various assumptions including projected loan prepayments and current market interest rates. For purposes of measuring impairment, the rights are stratified based on loan type, term and interest rates. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

The adoption of Statement No. 122 resulted in an increase in after-tax income of $785,000 for the year ended June 30, 1996. In accordance with Statement No. 122, prior period financial statements have not been restated.

                    YORK FINANCIAL CORP. AND SUBSIDIARIES

1.  Summary of Significant Accounting Policies (continued)

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the various assets; amortization is included in depreciation expense.

Income Taxes

In February 1992, the FASB issued Statement No. 109, "Accounting for Income Taxes." Statement No. 109 requires the liability method for financial accounting and reporting of income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. These differences are measured at the enacted tax rates that will be in effect when these differences reverse. Prior to the adoption of Statement No. 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

The Corporation adopted the provisions of the new standard effective July 1, 1993 and recognized a favorable cumulative effect of a change in accounting principle adjustment of approximately $2,088,000 or $.34 per share. The Corporation and its subsidiaries file a consolidated Federal income tax return.

Per Share Data

Net income per share is computed based upon the weighted average number of common shares outstanding considering dilutive common stock equivalents (see
Note 13) and unearned ESOP shares adjusted for stock dividends. Cash dividends paid per share are based on the number of shares outstanding at each record date, adjusted for stock dividends.

Cash Flow Information

For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During 1996, 1995, and 1994, the Association exchanged loans for mortgage-backed securities in the amounts of $153,056,000, $62,578,000, and $208,070,000, respectively. During 1996, 1995, and 1994, the
Association transferred unpaid loan balances from loans to real estate acquired due to foreclosure of $6,205,000, $4,575,000, and $4,045,000, respectively.

The Corporation paid $45,963,000, $34,310,000, and $30,825,000 in  interest on deposits and other borrowings during 1996, 1995, and 1994, respectively.

                    YORK FINANCIAL CORP. AND SUBSIDIARIES

1.  Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Guidance

In March 1995, the FASB issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Corporation will adopt Statement No. 121 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

The Corporation records compensation expense for all stock-based compensation plans as prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. Statement No. 123, effective for the year ended June 30, 1997, does not require companies to change their existing accounting for stock-based awards, but if the new fair value method is not adopted, pro forma income and earnings per share data should be provided in the footnotes to the financial statements. The Corporation intends to continue to account for the stock-based compensation plans as prescribed for by APB No. 25, and will supplementally disclose in its 1997 annual financial statements the required pro forma information as if the fair value method had been adopted.

In June 1996, the FASB issued Statement No. 125, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which clarifies and provides consistent guidance for distinguishing transfers of financial assets that are sales from transfers that are borrowings. The standard is based on a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, and derecognizes liabilities when extinguished. The Corporation will adopt Statement No. 125 on January 1, 1997, and will apply the Statement prospectively. The Corporation has not completed its assessment of the impact of adopting Statement No. 125.


2.  Restrictions on Cash and Due from Bank Accounts

The Association was required to maintain certain average reserve balances of $509,000 as established by the Federal Reserve Bank. The actual reserve balance at June 30, 1996 was $891,000.

                    YORK FINANCIAL CORP. AND SUBSIDIARIES

3.  Securities

The following is a summary of available for sale and held to maturity securities:

                                            June 30, 1996
                                          Gross        Gross
                         Amortized     Unrealized    Unrealized      Fair
                            Cost          Gains        Losses       Value
                                            (In Thousands)
Available for Sale:
U.S. Treasury and
  other U.S. Government
  agencies                $7,453          $27           ($9)        $7,471
Mortgage-backed
  securities              46,401          190          (947)        45,644
                         $53,854         $217         ($956)       $53,115


Held to Maturity:
U.S. Treasury and
  other U.S. Government
  agencies                $8,857          $--         ($347)        $8,510
Mortgage-backed
  securities                 418           20            --            438
                          $9,275          $20         ($347)        $8,948

                                            June 30, 1995
                                          Gross        Gross
                         Amortized     Unrealized    Unrealized      Fair
                            Cost          Gains        Losses       Value
                                            (In Thousands)
Available for Sale:
Mortgage-backed
  securities             $31,168         $551         ($150)       $31,569


Held to Maturity:
U.S. Treasury and
  other U.S. Government
  agencies               $21,895          $28         ($467)       $21,456
Mortgage-backed
  securities               7,398           48            --          7,446
                         $29,293          $76         ($467)       $28,902

                     YORK FINANCIAL CORP. AND SUBSIDIARIES

3.  Securities (continued)

The amortized cost and fair value of securities at June 30, 1996, as presented in the following table are segregated by contractual maturity; where applicable, contractual principal amortization schedules, adjusted for annual prepayment assumptions based on consensus market forecasts, were utilized. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                       U.S. Treasury
                       and other U.S.
                     Government agencies   Mortgage-backed
                         Securities          Securities              Total
                     Amortized    Fair    Amortized   Fair    Amortized   Fair
                        Cost     Value       Cost    Value       Cost    Value
                                           (In Thousands)
Available for Sale:
Due in one year
  or less              $757       $759     $7,635   $7,514     $8,392   $8,273
Due after one year
  through five years  3,328      3,337     19,526   19,205     22,854   22,542
Due after five years
  through ten years   3,368      3,375     14,330   14,090     17,698   17,465
Due after ten years      --         --      4,910    4,835      4,910    4,835
                     $7,453     $7,471    $46,401  $45,644    $53,854  $53,115



Held to Maturity:
Due in one year
  or less              $864       $829        $67      $70       $931     $899
Due after one year
  through five years  4,153      3,996        176      185      4,329    4,181
Due after five years
  through ten years   3,840      3,685        133      139      3,973    3,824
Due after ten years      --         --         42       44         42       44
                     $8,857     $8,510       $418     $438     $9,275   $8,948


Securities with an amortized cost of $63,161,000 and $52,437,000 on June 30, 1996 and 1995, respectively, were pledged to secure public deposits and for certain other purposes as required by law.

Gross realized gains of $397,000, $687,000 and $1,171,000 and gross realized losses of $39,000, $0, and $0 were realized on sales of available for sale securities during 1996, 1995, and 1994, respectively.

For the years ended June 30, 1995 and 1994, trading securities with a fair value of $3,470,000 and $18,471,000, respectively were transferred to securities available for sale with related losses of $143,000 and $1,140,000 included in earnings during the periods indicated. For the year ended June 30, 1996, no such transfers were made.

                         YORK FINANCIAL CORP. AND SUBSIDIARIES

3.  Securities (continued)

In November 1995, the FASB issued a Guide to Implementation of Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." The guide stated that no later than December 31, 1995, an enterprise may reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassifications at fair value. Reclassifications from the held-to-maturity category that result from this one-time reassessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future. During the quarter ended December 31, 1995, the Corporation transferred held-to-maturity securities with a fair value of $14.3 million to available-for-sale with the resulting net unrealized gains of $29,000, net of taxes, reported as a component of stockholders' equity.


4.  Loans Receivable

Loans receivable are summarized as follows:

                                                  June 30
                                              1996         1995
                                              (In Thousands)
First mortgage loans:
Conventional:
Residential                                 $718,755    $602,072
Commercial                                    62,006      82,544
                                             780,761     684,616

Construction:
Residential                                   65,725      79,742
Commercial                                     9,840       6,409
                                              75,565      86,151

Commercial business loans                      1,714       2,751
Consumer loans                               114,814     106,750
                                             116,528     109,501
Less:
Undisbursed portion of loans in process       27,497      26,577
Deferred fees, net and unearned income           178       2,646
Allowance for loan losses                      6,609       5,840
                                              34,284      35,063
                                            $938,570    $845,205

                     YORK FINANCIAL CORP. AND SUBSIDIARIES

4.  Loans Receivable (continued)

At June 30, 1996 and 1995, nonaccrual loans totaled $1,681,000 and $3,498,000, respectively. When interest accrual is discontinued, all unpaid accrued interest is reversed. The interest excluded from interest income on loans on nonaccrual status amounted to $294,000, $144,000 and $94,000 for the years ended June 30, 1996, 1995, and 1994, respectively. The Association had no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 1996. At June 30, 1996, the recorded investment in loans that are considered to be impaired under Statement No. 114 was $2.9 million. The related allowance for credit losses associated with this impaired loan was $500,000. The average recorded investment in impaired loans for the year ended June 30, 1996 was approximately $1.2 million. During the year ended June 30, 1996, the Corporation did not receive any cash payments representing interest income on impaired loans.

The primary market area for the Association's loan originations is central Pennsylvania, Maryland, Virginia, and Delaware.

The Association's commercial loan portfolio is comprised of loans secured by single family condominiums, land for development, hotel/motel/restaurant, multifamily residential, office buildings and other properties. The total commercial loan portfolio of $68.3 million at June 30, 1996 is collateralized by properties in Pennsylvania (45%), Maryland (24%), Virginia (29%), and other (2%).

An analysis of the allowance for loan losses is as follows:


                                         Year ended June 30
                                     1996        1995      1994
                                            (In Thousands)

Balance at beginning of year       $5,840      $4,492      $3,346
Provision charged to expense        2,300       2,340       2,200
Recoveries credited to
  allowance                           340         278         298
Less: Loan losses charged
  to allowance                     (1,871)     (1,270)     (1,352)
Balance at end of year             $6,609      $5,840      $4,492


At June 30, 1996, the Association had outstanding commitments to sell $5,500,000 in loans. The Association expects to satisfy these commitments with loans originated/settled in the commitment period.

                     YORK FINANCIAL CORP. AND SUBSIDIARIES

5.  Mortgage Banking

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $593,166,000, $571,351,000 and $563,595,000 at June 30, 1996, 1995 and 1994, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $3,885,000, $4,972,000 and $4,975,000 at June 30, 1996, 1995 and 1994, respectively.

In accordance with FASB Statement No. 122, mortgage servicing rights of $1,630,000 were capitalized during the year ended June 30, 1996. The book value of mortgage servicing rights was approximately $2,108,000 (including originated, purchased and excess mortgage servicing rights), net of valuation allowance of $38,000 at June 30, 1996, and $767,000 (including purchased and excess mortgage servicing rights) at June 30, 1995. Amortization of mortgage servicing rights was $217,000, $136,000 and $270,000 in the years ended June 30, 1996, 1995 and 1994, respectively.

The components of mortgage banking income are as follows:


                                        Year Ended June 30
                                   1996        1995         1994
                                          (In thousands)
Gain on sales of loans and
  trading securities             $1,583        $283       $1,616
Loss on transfer of trading
  securities                         --        (143)      (1,140)
Unrealized gain (loss) on
  loans and trading securities     (943)        458         (450)
Loan servicing fee income,
  net of amortization              1,391      1,592          892
Gain on sale of mortgage
  servicing rights                   496         --           --
                                  $2,527     $2,190         $918

                      YORK FINANCIAL CORP. AND SUBSIDIARIES

6.  Real Estate

A summary of real estate is as follows:

                                                           June 30
                                                      1996        1995
                                                       (In Thousands)

Held for investment (net of accumulated
  depreciation of $1,302,000 in 1996
  and $1,152,000 in 1995)                            $3,684      $4,720
Foreclosed assets held for sale                      10,632      13,366
Loans classified as in substance foreclosure             --         200
                                                     14,316      18,286
Less:  Allowance for real estate losses                 955         630
                                                    $13,361     $17,656


An analysis of the allowance for real estate losses is as follows:


                                                   Year Ended June 30
                                                1996     1995       1994
                                                    (In Thousands)

Balance at beginning of year                    $630    $1,453     $1,23
Provision charged to real estate expense         603       490       815
Recoveries credited to allowance                  10        --        62
Less:  Real estate losses charged to
  allowance                                     (288)   (1,313)     (662)
Balance at end of year                          $955      $630    $1,453

                   YORK FINANCIAL CORP. AND SUBSIDIARIES

7.  Premises and Equipment

A summary of premises and equipment is as follows:

                                                    June 30
                                                1996        1995
                                                 (In Thousands)

Land and improvements                         $4,334      $4,487
Buildings                                     11,651       8,377
Leasehold improvements                         1,231       1,174
Furniture, fixtures, and equipment             8,317       6,791
                                              25,533      20,829
Less:  Accumulated depreciation and
         amortization                         (9,135)     (8,293)
                                             $16,398     $12,536


8.  Investments in and Advances to Joint Ventures

The Corporation is a partner in an unconsolidated joint venture in which its ownership percentage is less than 20%. The Corporation's investment in this joint venture is accounted for under the equity method of accounting. At June 30, 1996, the carrying value of this investment was approximately $4,160,000. The Corporation's share of the venture's net income for the year ended June 30, 1996 is $979,000.

Subsidiaries of the Corporation are partners in various joint ventures for the purpose of acquiring and developing real property for ultimate resale or for management of the resulting income-producing property. In addition, the Association is a limited partner in several partnerships designed to generate federal rehabilitation tax credits by acquiring, renovating, operating and leasing qualified low income housing and historic properties. At June 30, 1996, aggregate net equity investment in these ventures approximated $1,187,000. In addition, at June 30, 1996 loans payable to subsidiaries of the Corporation by these ventures totaled $1,928,000. The Corporation's share of the ventures' net income of $254,000 (which approximates 50%) is included in operations under the equity method of accounting.

                     YORK FINANCIAL CORP. AND SUBSIDIARIES

9.  Deposits

Deposits are summarized as follows:


                                                     June 30
                                                1996        1995
                                                 (In Thousands)
Demand and savings accounts:
  Noninterest-bearing                        $11,116     $10,336
  NOW accounts                                85,288      80,578
  Savings accounts                            81,311      98,473
  Money market accounts                      211,939     144,956
                                             389,654     334,343
Certificate accounts                         518,469     497,713
                                            $908,123    $832,056


At June 30, 1996, the scheduled maturities of certificate accounts for the succeeding five fiscal years are as follows: 1997--$297,369; 1998--$84,859; 1999--$46,132; 2000--$22,915; 2001 and thereafter--$67,194.

The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was approximately $73,565,000 and $74,901,000 at June 30, 1996 and 1995, respectively.

                    YORK FINANCIAL CORP. AND SUBSIDIARIES

10.  Federal Home Loan Bank (FHLB) Advances and Other Borrowings

Borrowings consist of the following:

                                                  June 30
                                          1996              1995
                                              (In Thousands)
FHLB advances payable to FHLB
    Pittsburgh, secured by all FHLB
    stock and certain first mortgage
    loans:

       Short-term advances:
         Due July 1, 1996, 5.21%              $3,000     $    --
         Due July 3, 1996, 5.44%              70,000          --
         Due July 5, 1995, 6.08%               10000      10,000
         Due July 12, 1995, 6.06%              54235      54,235
                                              73,000      64,235
       Other advances:
         Due 2008, 2.00%                         320         331
                                              73,320      64,566
Other borrowings:
        Due 2004, prime plus .75%              1,060       1,193
                                             $74,380     $65,759

     Maturities of FHLB advances and other borrowings for the succeeding five fiscal years are as follows: 1997--$73,144,000; 1998--$145,000;
1999--$145,000; 2000--$145,000; 2001--$145,000.

The FHLB of Pittsburgh has an established credit policy which permits the Association to borrow amounts up to twenty times the amount of the Association's holding of FHLB stock, at a negotiated interest rate. At June 30, 1996, additional borrowings available under this policy were approximately $61,348,000. The Association may increase its borrowings over amounts currently available by purchasing additional FHLB stock.

The Association has a credit agreement with the Federal Reserve Bank of Philadelphia whereby the Association can borrow to meet short-term liquidity requirements in amounts up to approximately $3,018,000. Certain mortgage loans held in safekeeping by the Federal Reserve Bank collateralize borrowings under this credit agreement. At June 30, 1996, there were no borrowings under this credit agreement.

The Corporation has established a revolving line of credit with a commercial bank in the amount of $2,000,000 at an interest rate equal to the current prime rate. The Corporation can borrow amounts to fund working capital needs with such amounts secured by certain premises of the Corporation. At June 30, 1996, there were no borrowings under this credit agreement.

                      YORK FINANCIAL CORP. AND SUBSIDIARIES

10.  Federal Home Loan Bank (FHLB) Advances and Other Borrowings (continued)

During 1994, the Corporation on behalf of the Employee Stock Ownership Trust arranged for a loan in the amount of $1,325,000 payable in equal annual installments of $132,500 plus interest at prime plus .75% for a period of 10 years. The final maturity will be March 31, 2004. The proceeds were used to acquire shares of the Corporation's stock for the benefit of the corporate sponsored employee stock ownership plan (See note 11).


11.  Income Taxes

The provision for income taxes in the consolidated statements of income consists of the following:

                                         Year Ended June 30
                                    1996        1995        1994
                                           (In Thousands)
Current:
    Federal                        $3,877      $4,814      $2,952
    State                             995       1,029         732
                                    4,872       5,843       3,684
Deferred:
     Federal                        1,568      (1,006)        629
     State                             72          --          40
                                    1,640      (1,006)        669
         Total provision for
           income taxes            $6,512      $4,837      $4,353


The provision for income taxes includes ($163,000), $327,000, and $384,000 in 1996, 1995 and 1994, respectively, of applicable income taxes related to gains (losses) on sales of securities of ($418,000), $809,000, and $999,000, respectively.

                   YORK FINANCIAL CORP. AND SUBSIDIARIES

11.  Income Taxes (continued)

Income tax expense for the Corporation is different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

                                         Percentage of Income
                                         Before Income Taxes
                                          Year Ended June 30
                                     1996        1995         1994
Income tax expense at federal
  statutory rate                    35.0   %     35.0  %      34.0  %
Tax-exempt income                   (0.2)        (0.5)        (0.7)
State income taxes, net of
  federal benefit                    4.1          5.4          4.4
Other                               (0.3)        (1.2)        (0.3)
Effective tax rate                  38.6  %      38.7  %      37.4  %


The Corporation made income tax payments of $5,949,000, $4,973,000, and $3,811,000 during 1996, 1995, and 1994, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 are as follows:

                                                1996       1995
                                                 (In thousands)
Deferred tax assets:
  Deferred loan fees                              $5        $876
  Bad debt                                     2,481       2,146
  Securities available for sale                  289          --
  Other                                        1,067       1,073
      Total gross deferred tax assets          3,842       4,095

Deferred tax liabilities:
  Depreciation and amortization                  431         351
  Joint Ventures                                 514         186
  Securities valuation adjustment                592         310
  Securities available for sale                   --         156
  Servicing Rights                               426          --
  Other                                          387         405
      Total gross deferred tax liabilities     2,350       1,408
          Net deferred tax asset              $1,492      $2,687

                    YORK FINANCIAL CORP. AND SUBSIDIARIES

11.  Income Taxes (continued)

As required by FAS 109, the Corporation has determined that a valuation reserve for the net deferred tax asset is not required since it is more likely than not that the net deferred tax asset can be principally realized through carryback to taxable income in prior years and future reversals of existing taxable temporary differences.

12.  Employee Stock Ownership Plan and Pension Plan

The Corporation sponsors an employee stock ownership plan (ESOP) which provides all eligible employees an opportunity to share in the ownership of the Corporation's common stock. The ESOP generally acquires shares of common stock with contributions made to the ESOP. Expenses related to ESOP contributions amounted to $372,000, $326,000 and $135,000 in 1996, 1995 and
1994, respectively. In May 1994, the ESOP borrowed $1,325,000 and acquired 77,265 shares (as adjusted for subsequent stock dividends) of the Corporation's common stock to be released and allocated to eligible employees
as the borrowing is repaid.   In accordance with the provisions of AICPA
Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans", at June 30, 1996, the borrowing is reflected as a liability and the related shares as a contra equity account, unearned ESOP shares, on the Corporation's balance sheet. At June 30, 1996, the ESOP debt outstanding was $1,060,000 and the fair value of related shares (66,707 including shares acquired through the dividends paid on unearned ESOP shares) was $1,117,000. The Corporation has committed to make contributions sufficient to provide for ESOP debt service requirements.

The Corporation and its subsidiaries have a noncontributory pension plan covering all eligible employees. The benefits are based on the employee's compensation and years of service. The Corporation's funding policy is to contribute amounts required under ERISA.

The following table sets forth the plan's funded status and amounts recognized in the Corporation's consolidated financial statements.

                                                           June 30
Accumulated Benefits                                 1996          1995
Actuarial present value of benefit obligations:         (In Thousands)
    Accumulated benefit obligation including
      vested benefits of $3,812 in 1996 and
      $3,088 in 1995                                ($3,922)     ($3,180)

Accrued Pension Liability
Actuarial present value of projected benefit
  obligation for services rendered to date          ($4,271)     ($3,596)
Plan assets at fair value, including shares
  of York Financial Corp. stock with a fair
  value of $548 in 1996 and $487 in 1995,
  and equity and debt funds                           4,107        3,659
Plan assets in excess of (less than)
  projected benefit obligation                         (164)          63
Unrecognized net loss from past experience
  different from that assumed                           899          858
Unrecognized net transition asset                      (394)        (443)
Prepaid pension cost                                   $341         $478

                       YORK FINANCIAL CORP. AND SUBSIDIARIES

12.  Employee Stock Ownership Plan and Pension Plan (continued)

Net pension cost included the following components:


                                          Year Ended June 30
                                     1996       1995        1994
                                            (In Thousands)

Service cost-benefits earned
  during the period                  $312        $285        $269
Interest cost on projected
  benefit obligation                  283         236         202
Actual return on plan assets         (356)       (371)       (169)
Net amortization and deferral          (5)         86        (113)
Net periodic pension cost            $234        $236        $189


The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.5% and 5.0%, respectively, at June 30, 1996 and 1995. The expected long-term rate of return on plan assets in 1996, 1995, and 1994 was 9.0%.

13.  Stockholders' Equity

Retained earnings includes $14,470,000 at June 30, 1996, and 1995, for which no provision for federal income tax has been made. These amounts represent deductions for bad debt reserves for tax purposes only which were allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 passed on August 20, 1996 eliminates the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code section 593(e), if the Association itself redeems its shares, pays a cash dividend in excess of earnings and profits, or liquidates.

The Act also provides for the recapture of permanent deductions arising from "applicable excess reserve" defined as the total amount of reserve over the base year reserve. The Association's total reserve approximates the base year reserve, and therefore, no recapture tax is due.

The Association is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, that if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

                    YORK FINANCIAL CORP. AND SUBSIDIARIES

13.  Stockholders' Equity (continued)

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of tangible, core and risk-based capital as defined in the regulations. At June 30, 1996, the Association meets all capital adequacy requirements to which it is subject.

At June 30, 1996, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since that notification that management believes have changed the Association's category.

The following table sets forth Office of Thrift Supervision capital requirements as compared to the capital position of the Association as of June 30, 1996:

                                                            To be well
                                                         Capitalized Under
                                         For Capital     Prompt Corrective
                         Actual       Adequacy Purposes  Action Provisions
                                      Minimum Required   Minimum Required
                    Amount    Ratio   Amount    Ratio    Amount     Ratio
                                 (Dollars In Thousands)

Tangible capital   $82,533     7.5%   $16,529     1.5%   $16,529     1.5%

Core capital
  (to total
  assets)          $82,533     7.5%   $33,057     3.0%   $55,096     5.0%

Core capital
  (to risk
  weighted
  assets)          $82,533    11.5%   $28,776     4.0%   $43,164     6.0%

Risk-based
  capital          $88,495    12.3%   $57,552     8.0%   $71,940    10.0%


The Association may make dividend distributions to the Corporation up to 100% of its net income in the calendar year plus an amount that would reduce its surplus risk-based capital ratio at the beginning of the calendar year by one-half. At June 30, 1996, the total allowable dividend distribution was $17,988,000.

                        YORK FINANCIAL CORP. AND SUBSIDIARIES

14.  Stock Option Plans

The Corporation has reserved 1,165,188 shares of common stock for options granted or available for grant to certain directors and officers under the Incentive Stock Option Plans and the Non-Incentive Stock Option Plans (Plans), as amended. Options granted under the Incentive Stock Option Plans become exercisable over periods of five to eight years on a cumulative basis, beginning on the date of grant, and expiring ten years after the date of grant. Options granted under the Non-Incentive Stock Option Plans become exercisable over periods determinable at the date of grant and expire ten years after the date of grant. Options under the Plans are granted at prices not less than 100% of the fair market value at the date of option grant. In case of termination of employment, options and grants not yet exercisable are subject to the risk of forfeiture.

Under the Plans, the Corporation may also grant stock appreciation rights, either singly or in tandem with stock options. No stock appreciation rights were outstanding at June 30, 1996, 1995, or 1994.

Stock option transactions, adjusted for stock dividends, under the Plans were as follows:

                                                   Year Ended June 30
                                               1996        1995      1994

Options outstanding at beginning of year      826,348     679,043   659,057
Options granted at $12.98 to $18.18 per
  share                                       187,441     194,283    42,609
Options exercised at $5.43 to $14.09
  per share                                   (14,050)    (46,978)  (22,623)
Options forfeited                             (11,000)         --        --
Options outstanding at end of year            988,739     826,348   679,043
Options available for grant at June 30        176,449
Options exercisable at June 30 at $5.43
  to $18.18 per share                         884,890

                      YORK FINANCIAL CORP. AND SUBSIDIARIES

15.  York Financial Corp. (Parent Company Only) Financial Information

                                                   June 30
Balance Sheets                                1996          1995
Assets                                          (In Thousands)
Cash                                            $3,896    $3,997
Loan receivable, net                             1,709     1,700
Investment in real estate                           --       848
Prepaid expenses and other assets                   23        24
Investment in joint venture                      4,160     3,261
Investments in subsidiaries:
  York Federal Savings and Loan Association     82,140    75,360
  Other                                          3,004     2,018
Total investments in subsidiaries               85,144    77,378
                                               $94,932   $87,208
Liabilities
Other borrowings                                $1,060    $1,193
Accrued expenses and other liabilities             332       685
Stockholders' equity                            93,540    85,330
                                               $94,932   $87,208

Statements of Income                                Year Ended June 30
                                                1996       1995       1994
Dividend income:                                     (In Thousands)
  York Federal Savings and Loan Association     $1,798    $1,382    $2,313
  Other                                            178       129       154
Interest Income                                    386       347       146
Gain on sales of real estate                       841        --        --
Income (loss) from joint venture                   979       (93)      111
Other Income                                        46       169       287
                                                 4,228     1,934     3,011
Other expenses                                     709       636       669

Income before equity in undistributed
  net income of subsidiaries and
  income taxes                                   3,519     1,298     2,342
Equity in undistributed net income (loss)
  of subsidiaries:
  York Federal Savings and Loan
    Association                                  7,476     6,330     6,954
Other                                               (1)     (102)      (67)
Income before income taxes and cumulative
  effect of change in accounting principle      10,994     7,526     9,229
Provision for income taxes (benefit)               651      (140)     (235)
Income before cumulative effect of change
  in accounting principle                       10,343     7,666     9,464
Cumulative effect of change in accounting
  principle                                         --        --       (90)
Net Income                                     $10,343    $7,666    $9,374

                        YORK FINANCIAL CORP. AND SUBSIDIARIES

15.  York Financial Corp. (Parent Company Only) Financial Information
(continued)

                                          Year ended June 30
                                       1996       1995     1994
Statements of Cash Flows                     (In Thousands)

Operating activities
Net income                            $10,343    $7,666    $9,374
Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Equity in undistributed net
        income of subsidiaries         (7,475)   (6,228)   (6,887)
      Other                            (1,235)      717     1,080
Net cash provided by operating
    activities                          1,633     2,155     3,567

Investing activities
Loans originated or acquired                --      (360)      (37)
Principal collected on loans               53        19        33
Purchase of equipment                      --        --        (4)
Increase in investments in
    subsidiaries                       (1,048)     (579)   (1,060)
Decrease in investment in real
    estate                                848       744        --
Net cash used in investing
    activities                           (147)     (176)   (1,068)

Financing activities
Issuance of common stock:
   Dividend Reinvestment Plan            1,718     1,631    1,471
   Employee Stock Ownership Plan            --        --    1,325
   Stock Option Plans                       96        24       --
Cash dividends paid                     (3,381)   (3,062)  (2,777)
Acquisition of treasury stock               --       (87)     216
Cash in lieu of fractional shares          (20)      (21)     (25)
Net cash provided by (used in)
   financing activities                 (1,587)   (1,515)     210
Increase (decrease) in cash               (101)      464    2,709
Cash at beginning of year                3,997     3,533      824
Cash at end of year                     $3,896    $3,997   $3,533

                         YORK FINANCIAL CORP. AND SUBSIDIARIES

16.  Financial Instruments with Off-Balance Sheet Risk

The Association is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.

Financial instruments with off-balance sheet risk are summarized as follows:


                                                   June 30
                                              1996         1995
                                               (In Thousands)

Commitments to extend credit:
   Loan origination commitments:
      Fixed interest rates                   $28,118     $14,342
      Variable interest rates                  6,718      13,460
                                              34,836      27,802

  Unused home equity lines of credit          46,876      44,123
  Unused unsecured lines of credit             1,128       1,365
                                             $82,840     $73,290

Standby letters of credit                     $1,012        $773

Loans sold with recourse                     $51,603     $62,115


Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Association evaluates each customer's credit worthiness on a case-by-case basis using the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Association upon extension of credit, is based on management's credit evaluation of the customer and generally consists of real estate.

Standby letters of credit are conditional commitments issued by the Association to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Association holds collateral, when deemed necessary, supporting those commitments.

                    YORK FINANCIAL CORP. AND SUBSIDIARIES

16.  Financial Instruments with Off-Balance Sheet Risk (continued)

The Association has sold loans to the Federal National Mortgage Association
(FNMA) which include certain recourse provisions for the life of the loans whereby the Association is required to repurchase the buyer's interest in individual loans on which foreclosure proceedings have been completed. The Association does not believe that its recourse obligations subject it to material risk of loss in the future. There were no sales of loans with recourse in fiscal years ending June 30, 1996 and 1995.

17.  Fair Value of Financial Instruments

FASB Statement No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments. A substantial portion of the Corporation's assets and liabilities are considered financial instruments. Significant assumptions were used in the calculation of fair market values. The following assumptions and methods were used by the Corporation to estimate the fair values of each type of the Corporation's Financial Instruments.

Cash and Due from Banks - Noninterest and Interest Earning

The fair value for cash and due from banks is book value, due to the short maturity of, and negligible credit concerns within, those instruments.

Loans Held for Sale

Loans held for sale are generally fixed rate mortgage loans. The fair value for such loans is based on quoted market prices of securities collateralized by similar loans.

Securities Held for Trading and Available for Sale

The fair value for securities held for trading and available for sale is based on available market quotes. If a market quote is not available, fair value is approximated by using the market price of a similar security.

Securities Held to Maturity

The fair value for securities held to maturity which includes the Federal Home Loan Bank (FHLB) stock is based on available market quotes and the cost for the FHLB stock. If a market quote is not available, fair value is approximated by using the market price of a similar security.

                    YORK FINANCIAL CORP. AND SUBSIDIARIES

17.  Fair Value of Financial Instruments (continued)

Loans

The fair value of adjustable rate loans that reprice frequently is approximately their carrying value. The fair value of fixed rate loans and adjustable rate loans with repricing frequencies of greater than one year is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings. Mortgages and certain consumer loans include prepayment assumptions.

Other Financial Assets

Currently other financial assets consist of excess servicing fees and originated mortgage servicing rights whose fair values are calculated based on the present values of their estimated future cashflows.

Deposits

The fair value of deposits with no stated maturity, such as noninterest bearing deposits, NOW accounts, savings accounts, and money market accounts is, by definition, equal to the amount payable on demand (i.e., their carrying amounts). The fair value of fixed rate certificates of deposit is based on the discounted value of cash flows, using appropriate Federal Home Loan Bank borrowing rates. The carrying amounts for variable rate certificates of deposit approximate their fair values. The estimated fair value of core deposits do not include the benefits commonly referred to as a core deposit intangible resulting from low-cost funding compared to the cost of borrowing funds in the financial markets nor is such benefit recorded as an intangible asset on the balance sheet.

Borrowings

The fair value of adjustable rate borrowings that reprice frequently is approximately their carrying value. The fair value of long term borrowings is calculated based on the discounted value of contractual cash flows, using rates currently existing for borrowings from the Federal Home Loan Bank with similar remaining maturities.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements taking into account market interest rates, the remaining terms and present creditworthiness of the counterparties. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

The fair values estimated are dependent upon subjective assumptions and involve significant uncertainties resulting in estimates that vary with changes in assumptions. Any changes in assumptions or estimation methodologies may have a material effect on the estimated fair values disclosed.

                    YORK FINANCIAL CORP. AND SUBSIDIARIES

17.  Fair Value of Financial Instruments (continued)

At June 30, 1996, the Corporation's estimated fair values of financial instruments based on assumptions disclosed above are as follows:

                                     June 30
                            1996                    1995
                     Carrying    Fair        Carrying    Fair
                     Amount      Value       Amount      Value
                                 (In Thousands)
Cash and due from
  banks - non-
  interest and
  interest-
  bearing             $24,071    $24,071      $39,329    $39,329
Loans held for sale     5,686      5,686        6,450      6,450
Securities held for
  trading              21,736     21,736        4,451      4,451
Securities available
  for sale             53,115     53,115       31,569     31,569
Securities held to
  maturity             16,008     15,681       34,470     34,079
Loans:
  Residential         762,261    759,695      656,697    661,370
  Commercial           68,282     68,364       90,244     90,655
  Consumer            114,814    113,617      106,750    105,375
Total gross loans     945,357    941,676      853,691    857,400
Other financial
  assets                1,914      2,045          486        514

Noninterest-bearing
  deposits             11,116     11,116       10,336     10,336
NOW accounts           85,288     85,288       80,578     80,578
Savings accounts       81,311     81,311       98,473     98,473
Money market
  accounts            211,939    211,939      144,956    144,956
Certificates of
  deposit             518,469    526,581      497,713    508,304
Total deposits        908,123    916,235      832,056    842,647
FHLB advances and
  other borrowings     74,380     74,259       65,759     65,637


Off-balance-sheet
  financial instruments:
Commitments to extend
  credit                           ($214)                  ($250)
Standby letters of credit            (15)                    (12)

                     YORK FINANCIAL CORP. AND SUBSIDIARIES

18.  Commitments and Contingencies

In the ordinary course of business, the Corporation has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Corporation is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Corporation.

            SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA

Summaries of consolidated results of operations on a quarterly basis for the years ended June 30, 1996 and 1995 are as follows:

                                      Three Months Ended
                        September 30   December 31   March 31   June 30


    Fiscal Year 1996

Interest income         $ 19,813       $20,385       $20,294    $20,388
Interest expense          11,316        11,846        11,293     11,450
Net interest income        8,497         8,539         9,001      8,938
Provision for loan
 losses                      600           700           500        500
Net interest income
 after provisions
 for loan losses           7,897         7,839         8,501      8,438
Other income               1,309         3,412         1,905      2,004
Other expenses             5,579         5,608         6,870      6,393
Income tax expense         1,456         2,256         1,198      1,602
Net income              $  2,171       $ 3,387       $ 2,338    $ 2,447
Per share data:
Net income              $   0.35       $  0.54       $  0.37    $  0.38
Cash dividends paid     $  0.136       $ 0.136       $ 0.140    $ 0.150

       Fiscal Year 1995

Interest income         $ 15,594       $16,490       $17,366    $18,705
Interest expense           7,795         8,328         9,547     10,732
Net interest income        7,799         8,162         7,819      7,973
Provision for loan
 losses                      670           670           500        500
Net interest income
 after provisions
 for loan losses           7,129         7,492         7,319      7,473
Other income               1,400         1,126         1,256      1,924
Other expenses             5,176         5,472         6,030      5,938
Income tax expense         1,302         1,185           991      1,359
Net income              $  2,051       $ 1,961        $1,554    $ 2,100
Per share data:
Net income              $   0.33       $  0.33        $ 0.25    $  0.34
Cash dividends paid     $  0.124       $ 0.124        $0.136    $ 0.136

All per share data is adjusted for stock dividends effected through June 30,
1996

                               DIRECTORS AND OFFICERS

                                 YORK FINANCIAL CORP.

                                  Executive Officers

   Thomas W. Wolf          Robert W. Pullo         Robert A. Angelo, Esq.
Chairman of the Board       President and         Executive Vice President
                       Chief Executive Officer    Secretary/General Counsel


       James H. Moss, CPA                     Robert C. Herzberger
     Senior Vice President                   Senior Vice President
Chief Financial Officer/Treasurer

       YORK FINANCIAL CORP. AND YORK FEDERAL SAVINGS AND LOAN ASSOCIATION

                                     Directors

                              Cynthia A. Dotzel, CPA
             Dotzel and Company, Inc., Certified Public Accountants

                                  Robert W. Erdos
                             Owner, Stomp Off Records

                                 Randall A. Gross
                            President, RG Industries

                                   Paul D. Mills
                            Owner, Willow Tree Farms

                                  Robert W. Pullo
            President and Chief Executive Officer, York Financial Corp.
                Chairman of the Board and Chief Executive Officer,
                     York Federal Savings and Loan Association

                                  Byron M. Ream
               Executive Vice President, R & R Components, Inc.

                               Robert L. Simpson
            Executive Director, Crispus Attucks Association, Inc.

                            Carolyn E. Steinhauser
                    Executive Director, York Foundation

                                Thomas W. Wolf
                      President, The Wolf Organization

                               Directors Emeriti

                                 Paul W. Moyer
                              Hiram L. Wiest, M.D.
                 William T. Wolf, Chairman of the Board Emeriti

                              YORK FINANCIAL CORP.


                              EXECUTIVE OFFICERS


                                Robert W. Pullo
                Chairman of the Board and Chief Executive Officer

                            Robert A. Angelo, Esq.
                  President and Chief Operating Officer


   EXECUTIVE VICE PRESIDENTS                    VICE PRESIDENTS
    Robert C. Herzberger                         Milles C. Baxter
   Mortgage Banking Group                     Branch Administration

       Lynn D. Kramer                          Fern W. Bressler, CPA
    Retail Banking Group                             Controller

     James H. Moss, CPA                         William J, Groft
Administrative Services Group                Continual Improvement
Chief Financial Officer/Treasurer
                                               Carol M. Hinkle
      SENIOR VICE PRESIDENTS           Lancaster Mortgage Origination Company

       Robert H. Boyer                            Sharon L. Luker
Mortgage Origination Division                    Human Resources

     Richard E. Bricker                         Robert J. Matulevich
      Lending Division                          Correspondent Lending

   Rebecca S. McClure, Esq.                      Michael J. McClure
   Corporate Services Group                        Product Sales
   Secretary/General Counsel

    Craige L. Smith, Jr.                         Thomas R. Strause
  Support Services Division                           Auditor

                                                 Frances M. Teller
                                           Commercial Real Estate Lending

                                                   Gary S. Thomas
                                         York Mortgage Origination Center

                        YORK FEDERAL SAVINGS AND LOAN ASSOCIATION

                                     MAIN OFFICE
                              101 South George Street
                                 York, Pennsylvania
                     Joye E. Matysek, Assistant Vice President


                             PENNSYLVANIA BRANCH OFFICES

                                     York County

2690 South Queen Street, York                  201 Dart Drive, Hanover
Judith A. Grube-Myers, Assistant               Tammy L. Ford, Assistant
Vice President                                 Vice President

100 North Northern Way, York                   1781 West Market Street, York
Wendy J. Spangler, Assistant Vice President    Margaret A. Medice, Assistant
                                               Vice President

1940 Carlisle Road, York                       499 Tyler Run Road, York
Edward R. Fadely, Sr., Assistant               Margarette A. Sboray, Assistant
Vice President                                 Vice President

1 North Main Street, Shrewsbury                4157 North George Street,
Dawn M. Singley, Assistant Vice President      Manchester, Tammy A.
                                               Schopf-Smith, Assistant
                                               Vice President

1001 Haines Road, Haines Acres                 3995 East Market Street, York
Shopping Center, York                          Loretta A. Emerick, Assistant
Victoria A. Schofield, Assistant               Vice President
Vice President

880 West Broadway, Red Lion                    39 Hanover Street, Spring Grove
Fred L. Landis II, Assistant Vice President    Cathy L. Warner, Assistant
                                               Vice President

1442 Bannister Street, York                    1700 Baltimore Pike, Hanover
Margaret A. Medice, Assistant                  Tammy L. Ford, Assistant
Vice President                                 Vice President

    Cumberland County                            Dauphin County

798 East Simpson Street, Mechanicsburg         1123 West Governor Road,
Wendy L. Meneses, Assistant Vice President     Hershey, Debra E. Dupler,
                                               Assistant Vice President

MJ Carlisle Mall, 180 Noble Boulevard, Carlisle
Teresa F. Kline, Assistant Vice President
                                                  Lancaster County

75 Zimmerman Drive, Camp Hill                   1785 Oregon Pike, Lancaster
Paul R. Remy, Assistant Vice President          Jay E. Lowman, Assistant
                                                Vice President



               HARFORD COUNTY, MARYLAND BRANCH OFFICES

1816 Emmorton Road, Bel Air                   2006 Rock Spring Road,
Charlotte D. Smith, Assistant                 Forest Hill
Vice President                                Charlotte D. Smith, Assistant
                                              Vice President

                        CORPORATE ORGANIZATION

                   SUBSIDIARIES OF YORK FINANCIAL CORP.

               YORK FEDERAL SAVINGS AND LOAN ASSOCIATION

                           Robert W. Pullo
           Chairman of the Board and Chief Executive Officer

                         Robert A. Angelo, Esq.
                President and Chief Operating Officer

                           Y-F SERVICE CORP.
                           Harry A. Lloyd
                President and Chief Executive Officer

                           NEW SERVICE CORP.
                            Harry A. Lloyd
                 President and Chief Executive Officer

                      LENDERS SUPPORT GROUP, INC.
                            Harry A. Lloyd
                President and Chief Executive Officer

                FIRST CAPITAL BROKERAGE SERVICES, INC.
                           Kenneth P. Fetrow
                President and Chief Executive Officer

                         Y-F INSURANCE AGENCY
                          Richard E. Bricker
                President and Chief Executive Officer

                         CORPORATE INFORMATION

    Corporate Headquarters                  Independent Auditors
    101 South George Street                  Ernst & Young, LLP
   York, Pennsylvania 17401                   One North Charles
                                          Baltimore, Maryland 21201

       Special Counsel                  Transfer Agent and Registrar
       Breyer & Aguggia             American Stock Transfer and Trust Co.
      1300 I Street, N.W.                     40 Wall Street
        Suite 470 East                          46th Floor
    Washington, D.C. 20005                New York, New York 10005


                           10-K Information
A copy of Form 10-K as filed with the Securities and Exchange Commission will be furnished without charge to stockholders of record on September 3, 1996, upon written request to James H. Moss, Senior Vice President and Chief Financial Officer/Treasurer, York Financial Corp., 101 South George Street, P.
O. Box 15068, York, Pennsylvania 17405.

                          Annual Meeting
The Annual Meeting of the stockholders of York Financial Corp. will be held on Wednesday, October 23, 1996, at 3:00 p.m. at the Yorktowne Hotel, 48 East Market Street, York, Pennsylvania 17405.

   York Financial Corp. is an Equal Opportunity Affirmative Action Employer.

                                           EXHIBIT 21

                                 Subsidiaries of the Registrant





                                    Percentage      Jurisdiction or
Subsidiaries (1)                       Owned     State of Incorporation

York Federal Savings
  and Loan Association                  100%         Federally chartered
Advanced Real Estate
  Associates, Inc.(2)                   100%         Pennsylvania
Residential Mortgage
  Corp. (2)                             100%         Pennsylvania
Y-F Service Corp.                       100%         Pennsylvania
New Service Corp.                       100%         Pennsylvania
Lenders Support Group, Inc.             100%         Pennsylvania
First Capital Brokerage
  Services, Inc.                        100%         Pennsylvania
Y-F Insurance
 Agency, Inc.                           100%         Maryland


(1) The operations of the Corporation's subsidiaries are included in the Corporation's consolidated financial statements.

(2) A wholly-owned subsidiary of York Federal Savings and Loan Association at June 30, 1996.

                                           EXHIBIT 23

                                 Consent of Independent Auditors

                                           EXHIBIT 23

                                 Consent of Independent Auditors



We consent to the incorporation by reference in the following Registration Statements of York Financial Corp. and in the related Prospectuses of our report dated July 19, 1996, with respect to the consolidated financial statements of York Financial Corp. included in the 1996 Annual Report to Stockholders of York Financial Corp. and incorporated by reference in this Annual Report (Form 10-K) for the year ended June 30, 1996:

      Number       33-27812          on Form S-3 dated April 3, 1989
      Number       33-89228          on Form S-3 dated April 5, 1995
      Number       33-87300          on Form S-8 dated December 13, 1994


                                        ERNST & YOUNG LLP






Baltimore, Maryland

September 24, 1996

                                           EXHIBIT 27

                                     Financial Data Schedule