Form 10-Q
period 1996-09-30
YORK FINANCIAL CORP
filed 1996-11-13
CIK 777876

17

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF
REGULATION S-T.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996
Commission File No. 0-14995

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

Common   stock,  par  value  $1.00  per  share  6,741,505  shares
outstanding as of  September 30, 1996.


                      YORK FINANCIAL CORP.

                              INDEX



Part I.         FINANCIAL INFORMATION                  Page
Number

Item 1.    Financial Statements

Consolidated balance sheets
September 30, 1996 and June 30, 1996 (unaudited)       3

Consolidated statements of income,
three months ended September 30, 1996
and 1995 (unaudited)                                   4

Consolidated statements of cash flows,
three months ended September 30, 1996
and 1995 (unaudited)                                   5

Notes to consolidated financial statements             6

Item 2.    Management's Discussion and Analysis of
Financial Condition and Results of Operations          7


Part II.       OTHER INFORMATION

Item 1.    Legal Proceedings                           15

Item 2.    Changes in Securities                       15

Item 3.    Defaults upon Senior Securities             15

Item 4.    Submission of Matters to a Vote of
              Security Holders                         15

Item 5.    Other Information                           15

Item 6.    Exhibits and Reports on Form 8-K            15


SIGNATURES                                             16



  YORK FINANCIAL CORP. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS

(In thousands, unaudited)                   September June 30
                                               30
                                              1996     1996
                         ASSETS
Cash and due from banks:
   Noninterest-earning                      $17,924    $21,864
   Interest-earning                           2,836      2,207

                                             20,760     24,071

Loans held for sale, net                      3,937      5,686
Securities held for trading                  15,229     21,736
Securities available for sale                53,293     53,115
Securities held to maturity(fair value at
Sept. 30,1996 - $8,973 and June 30, 1996 -
$8,948)                                       9,258      9,275
Loans receivable, net                       993,384    938,570
Real estate, net                             13,602     13,361
Premises and equipment                       16,928     16,398
Federal Home Loan Bank stock, at cost         6,733      6,733
Accrued interest receivable                   7,654      7,370
Other assets                                  8,906      8,142
Investments in joint ventures                 4,762      5,347
Total Assets                             $1,154,446 $1,109,804


           LIABILITIES AND STOCKHOLDERS'
                  EQUITY

Liabilities:
   Deposits                                 $922,007   $908,123
   Federal Home Loan Bank advances and
other borrowings                             116,877     74,380
   Advances from borrowers for taxes and
insurance                                      1,752      4,237
   Other liabilities                          22,058     29,524
Total Liabilities                          1,016,264  1,062,694

Stockholders' Equity:
   Preferred Stock: 10,000,000 shares
authorized
   and unissued                                  ---       ---
   Common Stock, $1.00 par value:
    Authorized 10,000,000 shares; issued
Sept. 30,
    1996 - 6,741,505; June 30, 1996 -          6,742      6,088
6,087,722
   Additional capital                         78,739     67,809
   Retained earnings                           7,616     21,154
   Unrealized losses                            (285)      (451)
   Unearned ESOP shares                       (1,060)    (1,060)
Total Stockholders' Equity                    91,752     93,540
Total Liabilities and Stockholders'Equity $1,154,446 $1,109,804


See notes to consolidated financial statements

  YORK FINANCIAL CORP. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF INCOME

                                             Three Months Ended
                                              September 30
                                             1996        1995
(In thousands except per share data,
unaudited)
Interest income:
   Interest and fees on loans               $19,702     $18,379
   Interest on securities held for trading      382          91
   Interest on securities available for sale    888         577
   Interest and dividends on securities
held to maturity                                233         532
   Other interest income                        175         234
      Total interest income                  21,380      19,813
Interest expense:
   Interest on deposits                      11,212      10,268
   Interest on borrowings                     1,438       1,048
      Total interest expense                 12,650      11,316
      Net interest income                     8,730       8,497
Provision for loan losses                       903         600
      Net interest income after provision
for loan losses                               7,827       7,897
Other income:
   Mortgage banking                             753         689
   Gain (Loss) on sales of real estate         (53)       (265)
   Fees and service charges                     677         585
   Income (loss) from joint ventures          (627)         136
   Other operating income                       242         164
      Total other income                        992       1,309
Other expenses:
   Salaries and employee benefits             2,957       2,753
   Occupancy                                    810         655
   Federal deposit insurance                    531         465
   SAIF special assessment                    5,310         ---
   Real estate                                   97         179
   Data processing                              249         244
   Other                                      1,442       1,283
      Total other expenses                   11,396       5,579
Income before income taxes                  (2,577)       3,627
Provision for income taxes                    (984)       1,456
Net income                                 $(1,593)      $2,171

Per share data:
   Net income                               $(0.23)      $ 0.32
   Cash dividends paid                      $0.136       $0.124
Weighted average shares                  7,037,130    6,868,978

See notes to consolidated financial statements

     YORK FINANCIAL CORP. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Three Months Ended
                                                September 30
(In thousands, unaudited)                         1996    1995
OPERATING ACTIVITIES
 Net income                                     $(1,593)  $2,171
 Adjustments to reconcile net income to net
cash provided by operating activities:
         Amortization and accretion on             (192)   (649)
securities, net
         Provision for loan losses                   903     600
         Provision for real estate losses            ---
                                                             100
         Depreciation and amortization               417     377
         Loans originated for sale              (19,276) (35,202)
         Proceeds from sales of trading           25,525  23,405
securities
         Realized (gains) losses on trading          133    (17)
securities
         Decrease (increase) in other assets       (708) (1,455)
         Increase (decrease) in other            (7,652)   1,327
liabilities
         Other                                       110   (210)
Net cash (used in) provided by operating         (2,333) (9,553)
activities

INVESTING ACTIVITIES
Proceeds from sales of securities available for
sale                                                 ---   7,800
Principal repayments on securities                 2,313   1,772
Loans originated or acquired, net of increase
in deferred loan fees                          (100,139) (83,984)
Principal collected on loans                      43,086  39,255
Purchases of real estate                            (33)    (47)
Proceeds from sales of real estate                   958   1,280
Purchases of premises and equipment, net           (963)   (123)
Other                                            (2,219) (2,596)
Net cash used in investing activities           (56,997)(36,643)

FINANCING ACTIVITIES
Net increase (decrease) in demand deposits, NOW
accounts, savings accounts and 31-day
certificates of deposit                         (19,035)   9,884
Net increase (decrease) in certificates of
deposit                                           32,919  12,885
Net increase (decrease) in short-term
borrowings                                        42,500  10,765
Repayments of Federal Home Loan Bank advances
  and other borrowings                               (3)     (3)
Issuance of common stock                             552     372
Cash dividends paid                                (914)   (813)
Net cash provided by financing activities         56,019  33,090
Increase (decrease) in cash and cash
equivalents                                      (3,311)(13,106)
Cash and cash equivalents at beginning of year    24,071  39,329
Cash  and cash equivalents at end of year        $20,760 $26,223



              YORK FINANCIAL CORP. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       September 30, 1996


Note A -- Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

Cash Flow Information: For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During the three months ended September 30, 1996 and 1995, the Association exchanged loans for mortgage-backed securities in the amounts of $21.0 million and $26.3 million respectively. During the three months ended September 30, 1996 and 1995, the Association transferred unpaid loan balances from loans to real estate acquired due to foreclosures of $1.4 million and $1.6 million respectively.

Reclassifications: Certain reclassifications have been made to the fiscal 1996 consolidated financial statements to conform with the fiscal 1997 presentation.

Note B -- Per Share Data

On October 18, 1996, the Corporation declared a 10% stock dividend to shareholders of record on November 4, 1996, payable November 15, 1996. Net income per share is computed based on the weighted average number of common shares outstanding and dilutive common stock equivalents, adjusted for stock dividends. Cash dividends paid per share are based on the number of common shares outstanding at each declaration date, adjusted for stock dividends.


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF
                      YORK FINANCIAL CORP.

Financial Review

      The purpose of this discussion is to provide additional information about York Financial Corp. ("York Financial" or "Corporation"), its financial condition and results of operations. Readers of this report should refer to the
consolidated  financial  statements  and  other  financial   data
presented throughout this report to fully understand the following discussion and analysis.

     York Financial is a unitary savings and loan holding company incorporated in Pennsylvania in September 1985 and in August 1986 became the sole stockholder of York Federal Savings and Loan
Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At September 30, 1996, the Corporation had consolidated assets of $1.2 billion, total deposits of $922.0 million and stockholders' equity of $91.8 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, consumer loans and securities. York Federal conducts its business through twenty-two offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland, Virginia and Delaware. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

      The Corporation's net income is highly dependent on the interest rate spread between the average rate earned on loans and securities and the average rate paid on deposits and borrowings as well as the amount of the respective assets and liabilities outstanding. Other operating income is a strong supplement to York Federal's interest income and is primarily the result of mortgage banking activities including gains on sales of mortgage-backed securities created from loan originations and the resulting service fee income derived from the portfolio of loans serviced for others. Other operating income also includes gains and losses on sales of real estate and fees and service charges assessed on loan and deposit transactions, as well as income/loss from equity investments.

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

      Management reviews the Association's interest sensitivity position on an ongoing basis and prepares strategies to adjust that sensitivity to maximize the yield on the asset portfolio while maintaining the interest rate sensitivity on earning assets at acceptable levels to insulate it from the effects of interest rate fluctuations. The Corporation originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed rate loan originations. The funding sources for these portfolio loans are deposits with various maturities and short term borrowings. The result of this origination and funding activity was a $54.4 million liability sensitive gap at the one year time period at September 30, 1996.

Interest Sensitivity Gap Analysis
                                         Subject to Repricing
                                          September 30   June 30
                                              1996        1996
(Dollars in thousands)
Earning assets maturing or repricing
within one year                               $641,768   $645,432

Interest bearing liabilities maturing or
repricing within one year                      696,194    641,677

Interest sensitivity gap within one year     $(54,426)    $ 3,755

      Cumulative interest sensitivity gap
      within one year as a percent of
      total assets                              (4.71)%      0.34%

      The Corporation also monitors its interest rate risk in accordance with regulatory guidance. Fluctuations in net interest income and the market value of portfolio equity are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Interest rate risk as indicated through balance sheet simulations at September 30, 1996 is considered to be within acceptable limits. The management of York Federal is committed to managing the asset portfolio in order to maximize the yield and maintain an interest rate sensitivity of York Federal's earning assets that insulates it from the potential negative effect of interest rate fluctuations.

Asset Quality

           Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio. The Association's policy is to maintain the allowance for loan losses at a level believed adequate by management to absorb potential loan losses within the portfolio. Management's determination of the adequacy of the allowance is performed by an internal loan review committee and is based on risk characteristics of loans including loans deemed impaired in accordance with FASB Statement No. 114, past loss experience, economic conditions and such other factors that deserve recognition. Additions to the allowance are charged to operations.





An analysis of the allowance for loan losses, for the periods indicated is as follows:

                                                Three     Fiscal
                                                Months     Year
                                                Ended     Ended
                                             September 30 June 30
(Dollars in thousands)                           1996      1996
Total allowance for loan losses at beginning
of period                                        $6,609    $5,840
Loans charged-off:
   Real estate - mortgage:
     Residential                                    316     1,151
     Commercial                                      48       620
   Consumer                                          78       100
       Total charged-offs                           442     1,871

Recoveries:
   Real estate - mortgage:
     Residential                                    120       156
     Commercial                                     102       184
       Total recoveries                             222       340
       Net loans charged-off                        220     1,531
Provision for loan losses                           903     2,300
Total allowance for loan losses at end of
period                                           $7,292    $6,609
Percentage of net charge-offs to average
loans outstanding during the period               0.02%     0.17%
Percentage of allowance for loan losses to
adjusted total loans                              0.73%     0.70%


      The allowance for loan losses totaled $7.3 million or .73% of adjusted total loans of $1.0 billion at September 30, 1996. Such amount is considered adequate relative to management's assessment of risk characteristics inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to problem loans as well as changes in economic conditions.

      An analysis of nonperforming assets is summarized as follows:

                                           September 30 June 30
                                             1996         1996
(Dollars in thousands)
Loans accounted for on a nonaccrual
basis:
    Real estate-mortgage:
      Commercial                               $4,864      $ 1,481
    Land                                          200          200
        Total nonaccrual loans                  5,064        1,681
Accruing loans which are contractually
 past due 90 days or more:
    Real estate-mortgage:
      Residential                               9,001       10,029
    Consumer                                      645          383
        Total of 90 days past due loans         9,646       10,412
Total of nonaccrual and 90 days past due
loans                                         $14,710      $12,093
  As a percent of total loans                   1.47%       1.28%


Real estate owned:
  Real estate acquired through
foreclosure or
      repossession by loan type:
    Real estate:
      Residential                              $5,272     $ 4,913
      Commercial                                2,236       2,370
    Land                                        3,206       3,349
  Allowance for real estate losses              (754)       (955)
Total real estate owned                        $9,960     $ 9,677
  As a percent of total assets                  0.86%       0.87%
Total nonperforming assets                    $24,670     $21,770
  As a percent of total assets                  2.14%       1.96%

      Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining a general allowance for real estate losses (such reserve is separate from and in addition to the allowance for loan losses). For the first three months of fiscal 1997, no additions were made to the allowance. Charge offs net of recoveries of $201,000 resulted in a decrease in the allowance for Real Estate Owned losses to $754,000 at September 30, 1996. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.

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

      Deposits represent the Association's primary source of funds. The Association does not rely on brokered deposits as a source of funds. During the first three months of fiscal 1997, the Association's deposits increased $13.9 million. In addition, York Federal has supplemented its deposit gathering efforts through borrowings from the FHLB of Pittsburgh. At September 30, 1996, York Federal had $115.8 million in FHLB advances outstanding at a weighted average interest rate of 5.88%.

      Under current regulations, York Federal is required to maintain liquid assets at 5.0% or more of its net withdrawable deposits plus short term borrowings. Throughout the three months ended September 30, 1996, York Federal maintained an average liquidity level which was in compliance with the regulatory requirements. At September 30, 1996, the Association's liquidity level was 5.07%.

     Amortization and prepayments of loans and proceeds from loan and securities sales within the Association's mortgage banking activity represent a substantial source of funds to York Federal. These sources amounted to $71.1 million for the first three months of fiscal 1997, respectively.

      The principal use of York Federal funds is the origination of mortgage and other loans. Loan demand resulted in total originations of $121.7 million for the period ended September 30, 1996. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity and expanded mortgage broker relationships. The volume of originations was favorably impacted by a relatively stable interest rate environment and included traditional long term fixed rate loans primarily originated for sale as well as adjustable rate and residential construction loan products. In addition, in response to changing customer preferences intermediate term mortgage products, i.e. seven year balloon loans and 5/1 CMT adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter), became a more significant component of origination volume.

Capital

     The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at
September 30, 1996 totaled $91.8 million compared to $86.9 million at September 30, 1995, an increase of $4.9 million or 5.6%. This growth was a result of a combination of factors including earnings growth, cash dividends paid, issuance of shares in connection with various benefit and dividend reinvestment plans and the impact of unrealized losses on "available for sale" securities.

      OTS regulated thrifts must comply with various capital standards:

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

      At September 30, 1996, York Federal's tangible and core capital both equaled 7.1% ($80.9 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%, respectively, as indicated above. York Federal's total assets do not include any goodwill. York Federal's core capital to risk weighted assets equaled 10.8% ($80.9 million) at June 30, 1996, which exceeds its required level of 4.0%. Finally, York Federal's risk-based capital ratio equaled 11.4% ($87.6 million) at September 30, 1996, which exceeds its required level of 8.0% by $26.1 million.


Results of Operations

Three  months Ended September 30, 1996 Compared to September  30,
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

            Net interest income for the three months ended September 30, 1996 was $8.7 million compared to $8.5 million for the same period last year. The increase in net interest income was attributable to an increase in average earning assets primarily due to the retention of intermediate term assets. The margin on interest-earning assets decreased to 3.28% from 3.57% for the three months ended September 30, 1996 and 1995, respectively. The impact of a lower interest rate environment, a decrease in deferred fee income recognition and a higher level of non-accrual loans resulted in a 30 basis point decrease to the average yield on interest earning assets to 7.94% for the three months ended September 30, 1996 as compared to 8.24% in the same period in the prior year. The higher level of interest-bearing liabilities during the first three months of fiscal 1997 resulted from increases in higher cost guaranteed money fund and certificate accounts and short-term borrowings which were partially offset by decreases in savings and regular money market accounts. This resulting composition shift partially offset the lower levels of interest rates resulting in a decrease to the average rate on interest bearing liabilities to 4.95% as compared to 4.96% in the same period last year. The net effect caused the interest rate spread for the current period to decrease to 2.99% from 3.28% in the same period last year.

Provision for Loan Losses

      Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio.
See "Asset Quality".

Other Income

      Other income was $992,000 for the three months ended September 30, 1996, a decrease of 24.2% from the three months ended September 30, 1995. Mortgage banking income for the three months ended September 30, 1996 increased $64,000 to $753,000 or 9.3% as compared to the same period in 1995 and includes net gains on sales of loans and trading securities and income from servicing fees. The portfolio of loans serviced for others totaled $597.9 million at September 30, 1996 as compared to $578.0 million at September 30, 1995. The servicing rate earned on the portfolio of loans serviced for others for the three months ended September 30, 1996 decreased to .257% from .269% in the same period in 1995. Fees and service charges for the three months ended September 30, 1996 increased by 15.7% to 677,000 compared to 585,000 in the same period in 1995. The Corporation is a partner in various joint ventures. These joint ventures during the first three months of fiscal 1997 had losses of $627,000. These losses were primarily related to the Corporation's share in the net losses of a venture capital partnership resulting from the decreased market value of underlying portfolio investments. Other operating income was $242,000 in the first three months of fiscal 1997 as compared to $164,000 in the first three months of fiscal 1996. Other operating income also includes income from operations of subsidiaries, including commissions earned from discount brokerage activities, appraisal and construction inspection services provided to independent third parties and equity in earnings of joint ventures.

Other Expenses

      Other expenses of $11.4 million increased $5.8 million or 104.3% for the three months ended September 30, 1996 as compared to the same period in 1995.

      The Deposit Insurance Funds Act of 1996 was enacted September 30, 1996 and included provisions for a one-time special assessment to recapitalize the SAIF (Savings Association Insurance Fund) of the FDIC. This Act required SAIF institutions to pay a one-time special assessment of 65.7 basis points on the deposit premium assessment base of March 31, 1995 resulting in a $5.3 million pre-tax charge recognized in the three months ended September 30, 1996. Future SAIF insurance premiums will be paid at a substantially lower rate of 6.4 basis points compared to 23 basis points prior to enactment of the Deposit Insurance Fund Act of 1996. This new assessment rate will be more consistent with the deposit insurance premiums paid by BIF (Bank Insurance Fund) insured institutions.

      Salaries and employee benefits increased $204,000 or 7.4% over the same period in 1995 and is primarily attributable to the implementation of revisions to the salary administration program. Occupancy expense increased $155,000 or 23.7% over the same period in 1995 and is primarily attributed to operating cost related to a new office facility. Federal deposit insurance premiums increased $66,000 or 14.2% over the same period in 1995 and is directly attributed to increased deposits. Real estate expenses decreased $82,000 when compared to September 30, 1995 and is primarily attributable to a decrease in provision for possible real estate losses (see asset quality), decreased carrying costs of $7,000 related to maintaining the portfolio of properties and settlement and legal fees related to disposition of properties and a $26,000 decrease in rental income. Other expenses includes a loss accrual of $100,000 related to the expected settlement of litigation initiated in 1991.

Provision for Income Taxes

      The provision for income taxes (benefit) of ($984,000) for the three months ended September 30, 1996 represents an effective tax rate of 38.2% as compared to 40.1% for the same period last year. The Corporation can realize the tax benefit created for the three months ended September 30, 1996.


Regulatory Matters

      Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At September 30, 1996 such transactions are within these regulatory limits.

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

                        None


   ITEM 5.       EXHIBITS AND REPORTS ON FORM 8-K

                       The following exhibit is included herein:

                       (11)  Statement re:  computation of
                             earnings per share

                       The company did not file any reports on
                       Form 8-K during
                       the three months ended September 30, 1996.



                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          York Financial Corp.

(Registrant)


Date November 13, 1996               /s/ Robert W. Pullo
                                     Robert W. Pullo, President -
                                     Chief Executive Officer


Date November 13, 1996               /s/ James H. Moss
                                     James H. Moss, Senior Vice
                                     President - Chief Financial
                                     Officer/Treasurer


(11) -- Statement  re:  Computation of
                    Earnings Per Share
                                        Three Months Ended
                                        September 30
                                           1996         1995
(Dollars in thousands, except per share data)

Primary:
  Average shares outstanding              6,042,310    5,903,166
  Net effect of dilutive stock
     options -- based on the treasury
     stock method using average
     market price                           355,081      341,360

                                Totals    6,397,391    6,244,526


Net income                               $  (1,593)     $  2,171

Per share amount                         $   (0.25)     $   0.35



Fully diluted:
Average shares outstanding                6,042,310    5,903,166
Net effect of dilutive stock options -
  based on the treasury stock method
  using quarter end market price or
  average market price whichever
  is greater                                388,862      357,860

                                Totals    6,431,172    6,261,026



Net income                               $  (1,593)     $  2,171

Per share amount                         $   (0.25)     $   0.35