Form 10-Q
period 1996-12-31
YORK FINANCIAL CORP
filed 1997-02-12
CIK 777876

16

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF
REGULATION S-T.



FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1996
Commission File No. 0-14995


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

Yes   [X]
No    [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, par value $1.00 per share 6,792,435 shares outstanding as of December 31, 1996.


YORK FINANCIAL CORP.

INDEX



Part I.         FINANCIAL INFORMATION                        Page
Number

Item 1.    Financial Statements

Consolidated balance sheets
December 31, 1996 and June 30, 1996 (unaudited)             3

Consolidated statements of income,
three months and six months ended December 31, 1996
and 1995 (unaudited)                                        4

Consolidated statements of cash flows,
six months ended December 31, 1996
and 1995 (unaudited)                                        5

Notes to consolidated financial statements                  6

Item 2.    Management's Discussion and Analysis of
     Financial Condition and Results of Operations          7


Part II.       OTHER INFORMATION

Item 1.    Legal Proceedings                                15

Item 2.    Changes in Securities                            15

Item 3.    Defaults upon Senior Securities                  15

Item 4.    Submission of Matters to a Vote of
             Security Holders                               15

Item 5.    Other Information                                15

Item 6.    Exhibits and Reports on Form 8-K                 15


SIGNATURES                                                  16


  YORK FINANCIAL CORP. AND SUBSIDIARIES
       CONSOLIDATED BALANCE SHEETS


(In thousands, unaudited)                   December     June
                                               31         30
                                              1996       1996
ASSETS

Cash and due from banks:
   Noninterest-earning                       $20,509    $21,864
   Interest-earning                            1,581      2,207

                                              22,090     24,071

Loans held for sale, net                       5,966      5,686
Securities held for trading                    2,368     21,736
Securities available for sale                 52,122     53,115
Securities held to maturity (fair value at
Dec. 31,1996 - $8,736 and June 30, 1996 -
$8,948)                                        9,038      9,275
Loans receivable, net                      1,006,872    938,570
Real estate, net                              17,008     13,361
Premises and equipment                        16,957     16,398
Federal Home Loan Bank stock, at cost          6,733      6,733
Accrued interest receivable                    7,732      7,370
Other assets                                   8,146      8,142
Investments in joint ventures                  5,003      5,347
Total Assets                              $1,160,035 $1,109,804


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                                 $942,888   $908,123
   Federal Home Loan Bank advances and
other borrowings                             106,374     74,380
   Advances from borrowers for taxes and
insurance                                      2,460      4,237
   Other liabilities                          13,784     29,524
Total Liabilities                          1,065,506  1,016,264

Stockholders' Equity:
   Preferred Stock: 10,000,000 shares            ---        ---
authorized and unissued
   Common Stock, $1.00 par value:
     Authorized 10,000,000 shares; issued
Dec. 31,1996 -  6,792,435; June 30, 1996 -
6,087,722                                      6,792      6,088
   Additional capital                         79,228     67,809
   Retained earnings                           9,567     21,154
   Unrealized gains (losses)                       2      (451)
   Unearned ESOP shares                      (1,060)    (1,060)
Total Stockholders' Equity                    94,529     93,540
Total Liabilities and Stockholders'Equity $1,160,035 $1,109,804

See notes to consolidated financial statements


   YORK FINANCIAL CORP. AND
         SUBSIDIARIES
  CONSOLIDATED STATEMENTS OF INCOME


                                 Three Months      Six Months
                                    Ended            Ended
                                 December 31      December 31
                                 1996    1995     1996    1995
(In thousands except per share
              data, unaudited)
Interest income:
   Interest and fees on loans  $20,501  $18,842 $40,203 $37,221
   Interest on securities held
    for trading                    242       74     624     165
   Interest on securities
    available for sale             871      770   1,759   1,347
   Interest and dividends on
    securities held to maturity    236      403     469     935
   Other interest income           228      296     403     530
      Total interest income     22,078   20,385  43,458  40,198
Interest expense:
   Interest on deposits         11,509   10,566  22,721  20,834
   Interest on borrowings        1,692    1,280   3,130   2,328
      Total interest expense    13,201   11,846  25,851  23,162
      Net interest income        8,877    8,539  17,607  17,036
Provision for loan losses          903      700   1,806   1,300
      Net interest income after
provision for loan losses        7,974    7,839  15,801  15,736
Other income:
   Mortgage banking              1,273      831   2,026   1,520
   Gain (loss) on sales of
real estate                         13    1,203    (40)     938
   Fees and service charges        776      651   1,453   1,236
   Income (loss) from joint
ventures                           206      557   (421)     693
   Other operating income          242      170     484     334
      Total other income         2,510    3,412   3,502   4,721
Other expenses:
   Salaries and employee
benefits                         2,484    2,787   5,441   5,540
   Occupancy                       875      647   1,685   1,302
   Federal deposit insurance       415      486     946     951
   SAIF special assessment         ---      ---   5,310     ---
   Real estate                      87      187     184     366
   Data processing                 278      261     527     505
   Other                         1,604    1,240   3,046   2,523
      Total other expenses       5,743    5,608  17,139  11,187
Income before income taxes       4,741    5,643   2,164   9,270
Provision for income taxes       1,871    2,256     887   3,712
Net income                      $2,870   $3,387  $1,277  $5,558

Per share data:
   Net income               $ 0.40    $ 0.49    $ 0.18    $ 0.81
   Cash dividends paid      $0.136    $0.124    $0.273    $0.248
Weighted average shares  7,138,017 6,904,437 7,088,178 6,886,214

     See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Six Months Ended
                                              December December
                                                  31     31
                                                 1996   1995
(In thousands, unaudited)
OPERATING ACTIVITIES
 Net income                                     $1,277   $5,558
 Adjustments to reconcile net income to
    net cash provided by operating activities:
         Amortization and accretion on
          securities, net                        (357)  (1,109)
         Provision for loan losses               1,806    1,300
         Provision for real estate losses          ---      200
         Depreciation and amortization             838      748
         Loans originated for sale            (44,914) (75,618)
         Proceeds from sales of trading
          securities                            60,406   48,783
         Realized (gains) losses on trading
          securities                               158     (57)
         Realized (gains) losses on sales of
          securities available for sale            ---     (68)
         Decrease (increase) in other assets       515  (2,290)
         Increase (decrease) in other
          liabilities                          (15,928) (4,950)
         Other                                  (1,101) (2,485)
Net cash provided by (used in) operating
 activities                                      2,700 (29,988)

INVESTING ACTIVITIES
   Proceeds from sales of securities available
for sale                                           ---   12,102
   Purchases of securities held to maturity       (57)      ---
   Proceeds from maturities of securities held
to maturity                                         57      ---
   Principal repayments on securities            4,354    7,322
   Loans originated or acquired, net of change
in deferred loan fees                        (163,558)(131,017)
   Principal collected on loans                 86,894   82,784
   Proceeds from sales of  loans                 1,643      892
   Purchases of real estate                       (82)     (99)
   Proceeds from sales of real estate            1,686    6,121
   Purchases of premises and equipment, net    (1,338)    (313)
   Other                                         (297)  (2,892)
Net cash used in investing activities         (70,698) (25,100)

FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits,
NOW accounts, savings accounts, and
31-day certificates of deposit                (23,283)   21,846
   Net increase (decrease) in certificates of
deposit                                         58,047   21,349
   Net increase (decrease) in short-term
borrowings                                       7,000    4,765
   Increase in Federal Home Loan Bank advances
and other borrowings                            25,000      ---
   Repayments of Federal Home Loan Bank
advances and other borrowings                      (6)      (6)
   Issuance of common stock :
      Dividend reinvestment plan                 1,016      778
      Stock option plans                            97       12
   Cash dividends paid                         (1,833)  (1,630)
   Cash in lieu of fractional shares              (21)     (20)
Net cash provided by financing activities       66,017   47,094
Increase (decrease) in cash and cash
equivalents                                    (1,981)  (7,994)
Cash and cash equivalents at beginning of year  24,071   39,329
Cash and cash equivalents at end of year       $22,090  $31,335


              YORK FINANCIAL CORP. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1996


Note A -- Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

Cash Flow Information: For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During the six months ended December 31, 1996 and 1995, the Association exchanged loans for mortgage-backed securities in the amounts of $43.0 million and $67.5 million respectively. During the six months ended December 31, 1996 and 1995, the Association transferred unpaid loan balances from loans to real estate acquired due to foreclosures of $6.6 million and $2.6 million respectively.

Reclassifications: Certain reclassifications have been made to the fiscal 1996 consolidated financial statements to conform with the fiscal 1997 presentation.

Note B -- Per Share Data

On October 18, 1996, the Corporation declared a 10% stock dividend to shareholders of record on November 4, 1996, paid November 15, 1996. Net income per share is computed based on the weighted average number of common shares outstanding and dilutive common stock equivalents, adjusted for stock dividends. Cash dividends paid per share are based on the number of common shares outstanding at each declaration date, adjusted for stock dividends.


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

     York Financial is a unitary savings and loan holding company incorporated in Pennsylvania in September 1985 and in August 1986 became the sole stockholder of York Federal Savings and Loan
Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At December 31, 1996, the Corporation had consolidated assets of $1.2 billion, total deposits of $943.0 million and stockholders' equity of $94.5 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, consumer loans and securities. York Federal conducts its business through twenty-two offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland, Virginia and Delaware. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

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


      Management reviews the Association's interest sensitivity position on an ongoing basis and prepares strategies to adjust that sensitivity to maximize the yield on the asset portfolio while maintaining the interest rate sensitivity on earning assets at acceptable levels to insulate it from the effects of interest rate fluctuations. The Corporation originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed rate loan originations. The funding sources for these portfolio loans are deposits with various maturities and short term borrowings. The result of this origination and funding activity was a $61.1 million liability sensitive gap at the one year time period at December 31, 1996.

Interest Sensitivity Gap Analysis

                                        Subject to Repricing
                                          December  June
                                             31      30
                                            1996    1996
(Dollars in thousands)

Earning assets maturing or repricing
within one year                          $629,777  $645,432

Interest bearing liabilities maturing or
repricing within one year                 690,829   641,677

Interest sensitivity gap within one year
                                        $(61,052)   $ 3,755

Cumulative interest sensitivity gap
within one year as a percent
     of total assets                      (5.26)%     0.34%



      The Corporation also monitors its interest rate risk in accordance with regulatory guidance. Fluctuations in net interest income and the market value of portfolio equity are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Interest rate risk as indicated through balance sheet simulations at December 31, 1996 is considered to be within acceptable limits. The management of York Federal is committed to managing the asset portfolio in order to maximize the yield and maintain an interest rate sensitivity of York Federal's earning assets that insulates it from the potential negative effect of interest rate fluctuations.

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

An analysis of the allowance for loan losses, for the periods indicated is as follows:

                                                 Six      Fiscal
                                               Months      Year
                                                Ended      Ended
                                              December     June
                                                 31         30
                                                1996       1996
(Dollars in thousands)
Total allowance for loan losses at beginning
of period                                       $6,609    $5,840
Loans charged-off:
   Real estate - mortgage:
     Residential                                   695     1,151
     Commercial                                  1,195       620
     Consumer                                      106       100
       Total charged-offs                        1,996     1,871

Recoveries:
   Real estate - mortgage:
     Residential                                   145       156
     Commercial                                    155       184
     Consumer                                        1       ---
       Total recoveries                            301       340
       Net loans charged-off                     1,695     1,531
Provision for loan losses                        1,806     2,300
Total allowance for loan losses at end of
period                                          $6,720    $6,609
Percentage of net charge-offs to average
loans outstanding during the period              0.17%     0.17%
Percentage of allowance for loan losses to
adjusted total loans                             0.66%     0.70%



      The allowance for loan losses totaled $6.7 million or .66% of adjusted total loans of $1.0 billion at December 31, 1996. Such amount is considered adequate relative to management's assessment of risk characteristics inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to problem loans as well as changes in economic conditions.

      An analysis of nonperforming assets is summarized as follows:

                                     December   June
                                        31       30
                                       1996     1996
(Dollars in thousands)
Loans accounted for on a
nonaccrual basis:
    Real estate-mortgage:
      Commercial                       $1,135  $1,481
      Land                                200     200
        Total nonaccrual loans         $1,335  $1,681
Accruing loans which are contractually
past due 90 days or more:
    Real estate-mortgage:
      Residential                      11,464  10,029
      Consumer                            683     383
    Total of 90 days past due loans    12,147  10,412
Total of nonaccrual and 90 days
past due loans                        $13,482 $12,093
  As a percent of total loans           1.33%   1.28%

Real Estate Owned:
 Real Estate acquired through
  foreclosure or repossession by
  loan type:
  Real Estate:
   Residential                        $5,803   $4,913
   Commercial                          5,195    2,370
  Land                                 3,001    3,349
 Allowance for real estate losses      (616)    (955)
Total real estate owned               13,383    9,677
 As a percent of total assets          1.15%    0.87%
Total nonperforming assets            26,865   21,770
 As a percent of total assets          2.32%    1.96%

      Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining a general allowance for real estate losses (such reserve is separate from and in addition to the allowance for loan losses). For the first six months of fiscal 1997, no additions were made to the allowance. Charge offs net of recoveries of $339,000 resulted in a decrease in the allowance for Real Estate Owned losses to $616,000 at December 31, 1996. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.

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

      Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity include short term investments, securities available for sale, maturing and repaying loans and monthly cash flows from mortgage-backed securities. The loan portfolio provides an additional source of liquidity due to York Federal's participation in the secondary mortgage market. Liquidity needs can be met by attracting deposits and utilizing borrowing arrangements with the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia for short and long term advances as well as other short term borrowings.

      Deposits represent the Association's primary source of funds. The Association does not rely on brokered deposits as a source of funds. During the first six months of fiscal 1997, the Association's deposits increased $34.8 million. In addition, York Federal has supplemented its deposit gathering efforts through borrowings from the FHLB of Pittsburgh. At December 31, 1996, York Federal had $105.3 million in FHLB advances outstanding at a weighted average interest rate of 6.30%.

      Under current regulations, York Federal is required to maintain liquid assets at 5.0% or more of its net withdrawable deposits plus short term borrowings. Throughout the six months ended December 31, 1996, York Federal maintained an average liquidity level which was in compliance with the regulatory requirements. At December 31, 1996, the Association's liquidity level was 5.07%.

     Amortization and prepayments of loans and proceeds from loan and securities sales within the Association's mortgage banking activity represent a substantial source of funds to York Federal. These sources amounted to $153.5 million for the first six months of fiscal 1997.

      The principal use of York Federal funds is the origination of mortgage and other loans. Loan demand resulted in total originations of $215.3 million for the period ended December 31, 1996. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity and expanded mortgage broker relationships. The volume of originations was favorably impacted by a relatively stable interest rate environment and included traditional long term fixed rate loans primarily originated for sale as well as adjustable rate and residential construction loan products. In addition, in response to changing customer preferences intermediate term mortgage products, i.e. seven year balloon loans and 5/1 CMT adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter), became a more significant component of origination volume.

Capital

     The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at December 31, 1996 totaled $94.5 million compared to $90.2 million at December 31, 1995, an increase of $4.3 million or 4.8%. This growth was a result of a combination of factors including earnings growth, cash dividends paid, issuance of shares in connection with various benefit and dividend reinvestment plans and the impact of unrealized losses on "available for sale" securities.

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

      At December 31, 1996, York Federal's tangible and core capital both equaled 7.2% ($83.0 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%, respectively, as indicated above. York Federal's total assets do not include any goodwill. York Federal's core capital to risk weighted assets equaled 10.7% ($83.0 million) at December 31, 1996, which exceeds its required level of 4.0%. Finally, York Federal's risk-based capital ratio equaled 11.6% ($89.6 million) at December 31, 1996, which exceeds its required level of 8.0% by $27.6 million.


Results of Operations

Six months Ended December 31, 1996 Compared to December 31, 1995

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

           Net interest income for the six months ended December 31, 1996 was $17.6 million compared to $17.0 million for the same period last year. The increase in net interest income was attributable to an increase in average earning assets primarily due to the retention of intermediate term assets. The margin on interest-earning assets decreased to 3.27% from 3.52% for the six months ended December 31, 1996 and 1995, respectively. The impact of a lower interest rate environment, a decrease in deferred fee income recognition and a higher level of non-accrual loans resulted in a 26 basis point decrease to the average yield on interest earning assets to 7.97% for the six months ended December 31, 1996 as compared to 8.23% in the same period in the prior year. The higher level of interest-bearing liabilities during the first six months of fiscal 1997 resulted from increases in higher cost guaranteed money fund and certificate accounts and short-term borrowings which were offset by decreases in savings and regular money market accounts. This resulting composition shift offset the lower levels of interest rates resulting in no change to the average rate on interest bearing liabilities of 4.98%. The net effect caused the interest rate spread for the current period to decrease to 3.00% from 3.24% in the same period last year.

Provision for Loan Losses

      Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio.
See "Asset Quality".

Other Income

      Other income was $3.5 million for the six months ended December 31, 1996, a decrease of 25.8% from the six months ended December 31, 1995. Mortgage banking income for the six months ended December 31, 1996 increased $506,000 to $2.0 million or 33.3% as compared to the same period in 1995 and includes net gains on sales of loans, trading securities and servicing and income from servicing fees. The portfolio of loans serviced for others totaled $505.7 million at December 31, 1996 as compared to $601.1 million at December 31, 1995. Included in the change in the balance serviced for others was the sale of servicing rights on approximately $96.7 million of loans serviced for others
consummated  in  December 1996 at a net gain  of  $510,000.   The
servicing rate earned on the portfolio of loans serviced for others for the six months ended December 31, 1996 decreased to
 .248  %  from  .249%  in the same period in  1995.  Gain(loss) on sales of real estate was a loss of $40,000 for the six months ended December 31, 1996 as compared to a gain of $938,000 for the six months ended December 31, 1995. This gain in the prior period is primarily attributed to the sale of real estate held for investment which resulted in a $1.3 million gain partially offset by losses on sale of other real estate sold during the period. Fees and service charges for the six months ended December 31, 1996 increased by 17.6% to 1.5 million compared to 1.2 million in the same period in 1995. The Corporation is a partner in various joint ventures. These joint ventures during the first six months of fiscal 1997 had losses of $421,000.These losses were primarily related to the Corporation's share in the net losses of a venture capital partnership resulting from the decreased market value of underlying portfolio investments. Other operating income was $484,000 in the first six months of fiscal 1997 as compared to $334,000 in the first six months of fiscal 1996. Other operating income includes income from operations of subsidiaries, including
commissions   earned  from   discount  brokerage  activities  and
appraisal  and  construction   inspection  services  provided  to
independent third parties.

Other Expenses

      Other expenses of $17.1 million increased $6.0 million or 53.2% for the six months ended December 31, 1996 as compared to the same period in 1995.

      The Deposit Insurance Funds Act of 1996 was enacted September 30, 1996 and included provisions for a one-time special assessment to recapitalize the SAIF (Savings Association Insurance fund) of the FDIC. This Act required SAIF institutions to pay a one-time special assessment of 65.7 basis points on the deposit premium assessment base as of March 31, 1995 resulting in a $5.3 million pre-tax charge recognized in the six months ended December 31, 1996. Future SAIF insurance premiums will be paid at a substantially lower rate which will be more consistent with the deposit insurance premiums paid by BIF (Bank Insurance Fund) insured institutions.

      Salaries and employee benefits decreased $99,000 or 1.8% over the same period in 1995 and is primarily attributable to increases in salaries due to the implementation of revisions to the salary administration program offset by substantially reduced profit sharing expense due to reduced profitability of the Corporation caused by recognition of the one-time SAIF assessment. Occupancy expense increased $383,000 or 29.4% over the same period in 1995 and is primarily attributed to operating cost related to a new office facility occupied in June 1996. Real estate expenses decreased $182,000 when compared to December 31, 1995 and is primarily attributable to a decrease in provision for possible real estate losses (see asset quality), decreased net carrying costs related to maintaining the portfolio of properties and settlement and legal fees related to disposition of properties. Other expenses includes a loss accrual of $100,000 related to the expected settlement of litigation initiated in 1991 and increased advertising expenses of $166,000 related to the promotion of various loan and deposit product offerings over the same period in 1995.

Provision for Income Taxes

      The provision for income taxes of $887,000 for the six months ended December 31, 1996 represents an effective tax rate of 41.0% as compared to 40.0% for the same period last year.


Regulatory Matters

      Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At December 31, 1996 such transactions are within these regulatory limits.

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

    ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
              None

    ITEM 4.   OTHER INFORMATION
              None

    ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K
              The following exhibit is included herein:

               (11) Statement re: computation of
                    earnings per share

               The company did not file any reports
               on Form 8-K during the six months ended
               December 31, 1996.



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


York Financial Corp.
(Registrant)


Date February 11, 1997             /s/ Robert W. Pullo
                              Robert W. Pullo, President -
                              Chief Executive Officer


Date February 11, 1997             /s/ James H. Moss
                              James H. Moss, Senior Vice President
                              - Chief Financial Officer/Treasurer


 (11) -- Statement  re:  Computation of Earnings Per Share


                                        Six Months Ended
                                         December 31
                                       1996       1995
(Dollars in thousands, except per share data)

Primary:
  Average shares outstanding        6,663,705  6,504,810
  Net effect of dilutive stock
     options -- based on the
     treasury stock method
     using average market price       424,473    381,404

Totals                              7,088,178  6,886,214


Net income                             $1,277     $5,558

Per share amount                       $ 0.18     $ 0.81

Fully diluted:
Average shares outstanding          6,663,705  6,504,810
Net effect of dilutive stock
options -- based on the treasury
stock method using quarter end
market price or average market
price whichever is greater            435,672    381,820

Totals                              7,099,377  6,886,630


Net income                             $1,277     $5,558

Per share amount                       $ 0.18     $ 0.81