Form 10-Q
period 1997-03-31
YORK FINANCIAL CORP
filed 1997-05-13
CIK 777876

15

THIS PAPER DOCUMENT IS BEING  SUBMITTED PURSUANT TO RULE 901(d)
OF REGULATION S-T.



FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997
Commission File No. 0-14995


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

Common   stock,  par  value  $1.00  per  share  6,971,191  shares
outstanding as of  March 31, 1997.


YORK FINANCIAL CORP.

INDEX



Part I.         FINANCIAL INFORMATION                        Page
Number

Item 1.    Financial Statements

Consolidated balance sheets
March 31, 1997 and June 30, 1996 (unaudited)                3

Consolidated statements of income,
three months and nine months ended March 31, 1997
and 1996 (unaudited)                                        4

Consolidated statements of cash flows,
nine months ended March 31, 1997
and 1996 (unaudited)                                        5

Notes to consolidated financial statements                  6

Item 2.    Management's Discussion and Analysis of
   Financial Condition and Results of Operations            7


Part II.       OTHER INFORMATION

Item 1.    Legal Proceedings                                15

Item 2.    Changes in Securities                            15

Item 3.    Defaults upon Senior Securities                  15
Item 4.    Submission of Matters to a Vote of
             Security Holders                               15

Item 5.    Other Information                                15

Item 6.    Exhibits and Reports on Form 8-K                 15


SIGNATURES                                                  16


YORK FINANCIAL CORP. AND
SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                        March 31     June 30
(In thousands, unaudited)                 1997         1996
ASSETS
Cash and due from banks:
   Noninterest-earning                 $    21,135  $    21,864
   Interest-earning                            943        2,207
                                            22,078       24,071

Loans held for sale, net                     3,998        5,686
Securities held for trading                 11,540       21,736
Securities available for sale               56,280       53,115
Securities held to maturity (fair
value at
    March 31, 1997 - $8,852 and
    June 30, 1996 - $8,948)                  9,025        9,275
Loans receivable, net                      992,718      938,570
Real estate, net                            15,267       13,361
Premises and equipment                      16,910       16,398
Federal Home Loan Bank stock, at             7,907        6,733
cost
Accrued interest receivable                  7,851        7,370
Other assets                                 8,987        8,142
Investments in joint ventures                4,795        5,347
Total Assets                           $ 1,157,356  $ 1,109,804


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                            $   977,715  $   908,123
   Federal Home Loan Bank advances
   and other borrowings                     63,239       74,380
   Advances from borrowers
   for taxes and insurance                   3,388        4,237
   Other liabilities                        15,456       29,524
Total Liabilities                        1,059,798    1,016,264

Stockholders' Equity:
   Preferred Stock: 10,000,000
shares
   authorized and unissued                     ---          ---
   Common Stock, $1.00 par value:
        Authorized 10,000,000
shares; issued
        March 31, 1997 - 6,971,191;
        June 30, 1996 - 6,087,722            6,971        6,088
   Additional capital                       80,076       67,809
   Retained earnings                        11,577       21,154
   Unrealized gains (losses)                 (138)        (451)
   Unearned ESOP shares                      (928)      (1,060)
Total Stockholders' Equity                  97,558       93,540
Total Liabilities and Stockholders'    $ 1,157,356  $ 1,109,804
Equity

 See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                  Three                  Nine
                                 Months                 Months
                                  Ended                  Ended
                                March 31                March 31
                                  1997     1996       1997     1996
(In thousands except per share data, unaudited)
Interest income:
   Interest and fees on loans    $20,349  $18,989   $ 60,552  $ 56,210
   Interest on securities
     held for trading                360       61        984       226
   Interest on securities
     available for sale              951      849      2,710     2,196
   Interest and dividends on
     securities held to
     maturity                        231      199        700     1,134
   Other interest income             218      196        621       726
      Total interest income       22,109   20,294     65,567    60,492
Interest expense:
   Interest on deposits           11,530   10,689     34,251    31,523
   Interest on borrowings          1,396      604      4,526     2,932
      Total interest expense      12,926   11,293     38,777    34,455
      Net interest income          9,183    9,001     26,790    26,037
Provision for loan losses            370      500      2,176     1,800
      Net interest income after
      provision for loan losses    8,813    8,501     24,614    24,237
Other income:
   Mortgage banking                  794      313      2,820     1,765
   Gain on sales of securities
     available for sale              ---      290        ---       358
   Gain on sales of real estate       78      133         38     1,071
   Gain on sale of joint venture   1,223      ---      1,223       ---
   Fees and service charges          657      585      2,110     1,821
   Income (loss) from joint
   ventures                        (198)      445      (619)     1,138
   Other operating income            301      139        785       473
      Total other income           2,855    1,905      6,357     6,626
Other expenses:
   Salaries and employee benefits  3,082    3,235      8,523     8,775
   Occupancy                         891      687      2,576     1,989
   Federal deposit insurance         150      497      1,096     1,448
   SAIF assessment                   ---      ---      5,310       ---
   Real estate                       616      344        800       710
   Data processing                   269      248        796       753
   Other                           1,642    1,859      4,688     4,382
      Total other expenses         6,650    6,870     23,789    18,057
Income before income taxes         5,018    3,536      7,182    12,806
Provision for income taxes         1,968    1,198      2,855     4,910
Net income                        $3,050   $2,338   $  4,327  $  7,896

Per share data:
   Net income                      $0.42   $ 0.34   $   0.61  $   1.14
   Cash dividends paid            $0.150   $0.127   $  0.423  $  0.375
Weighted average shares        7,220,821 6,952,887 7,134,840 6,908,570

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                                        March 31
                                                       1997    1996
(In thousands, unaudited)
OPERATING ACTIVITIES
 Net income                                           $4,327  $7,896
 Adjustments to reconcile net income to net cash
provided
 by operating activities:
  Amortization and accretion on securities, net        (498) (1,581)
  Provision for loan losses                            2,176   1,800
  Provision for real estate losses                       533     401
  Depreciation and amortization                        1,266   1,115
  Loans originated for sale                         (92,588)(117,096)
  Proceeds from sales of trading securities           95,221  71,954
  Realized (gains) on trading securities               (465)   (125)
  Realized (gains) on sales of securities                ---   (358)
available for sale
  Realized (gain) on sale of joint venture           (1,223)    ---
  Decrease (increase) in other assets                     44   (372)
  Decrease in other liabilities                     (14,180) (1,535)
  Other                                              (1,061) (2,882)
Net cash used in operating activities                (6,448)(40,783)

INVESTING ACTIVITIES
   Proceeds from sales of securities available for
sale                                                   ---    25,268
   Purchases of securities held to maturity          (1,231) (1,556)
   Proceeds from maturities of securities held to
maturity                                                  57   4,170
   Principal repayments on securities                  5,933   4,685
   Loans originated or acquired, net of change in
     deferred loan fees                            (194,076)(179,273)
   Principal collected on loans                      129,251 132,584
   Proceeds from sales of  loans                       1,643   1,637
   Purchases of real estate                            (278)   (137)
   Proceeds from sales of real estate                  4,634   9,141
   Proceeds from sale of joint venture                 1,344     ---
   Purchases of premises and equipment, net          (1,666) (3,847)
   Other                                               1,056 (1,122)
Net cash used in investing activities               (53,333) (8,450)

FINANCING ACTIVITIES
   Net increase (decrease) in demand deposits, NOW
accounts, savings accounts, and 31-day
    certificates of deposits                         (3,646)  56,194
   Net increase in certificates of deposit            73,237  26,458
   Net decrease in short-term borrowings            (36,000)(46,735)
   Increase in Federal Home Loan Bank advances
     and other borrowings                             25,000     ---
   Repayments of Federal Home Loan Bank advances
     and other borrowings                                (9)   (141)
   Issuance of common stock :
      Dividend reinvestment plan                       1,583   1,234
      Stock option plans                                 518      48
   Cash dividends paid                               (2,874) (2,473)
   Cash in lieu of fractional shares                    (21)    (20)
Net cash provided by financing activities             57,788  34,565
Decrease in cash and cash equivalents                (1,993)(14,668)
Cash and cash equivalents at beginning of year        24,071  39,329
Cash  and cash equivalents at end of year            $22,078 $24,661

              YORK FINANCIAL CORP. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         March 31, 1997


Note A -- Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1996.

Cash Flow Information: For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During the nine months ended March 31, 1997 and 1996, the Association exchanged loans for mortgage-backed securities in the amounts of $92.6 million and $99.2 million, respectively. During the nine months ended March 31, 1997 and 1996, the Association transferred unpaid loan balances from loans to real estate acquired due to foreclosures of $8.6 million and $4.9 million, respectively.

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

Note C -- Recently Issued Accounting Guidance

In February 1997, the FASB issued Statement No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. The Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. The Corporation will adopt Statement No. 128 on January 1, 1998 and all prior-period EPS data presented will be restated. The Corporation has not completed its assessment of the impact of adopting Statement No. 128.



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

     York Financial is a unitary savings and loan holding company incorporated in Pennsylvania in September 1985 and in August 1986 became the sole stockholder of York Federal Savings and Loan
Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At March 31, 1997, the Corporation had consolidated assets of $1.2 billion, total deposits of $977.7 million and stockholders' equity of $97.6 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, consumer loans and securities. York Federal conducts its business through twenty-two offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland, Virginia and Delaware. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

      The Corporation's net income is highly dependent on the interest rate spread between the average rate earned on loans and securities and the average rate paid on deposits and borrowings as well as the amount of the respective assets and liabilities outstanding. Other operating income is a strong supplement to York Federal's interest income and is primarily the result of mortgage banking activities including gains on sales of mortgage-backed securities created from loan originations and the related value of servicing rights. Other operating income also includes gains and losses on sales of real estate and fees and service charges assessed on loan and deposit transactions, as well as income/loss from equity investments.

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




      Management reviews the Association's interest sensitivity position on an ongoing basis and prepares strategies to adjust that sensitivity to maximize the yield on the asset portfolio while maintaining the interest rate sensitivity on earning assets at acceptable levels to insulate it from the effects of interest rate fluctuations. The Corporation originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed rate loan originations. The funding sources for these portfolio loans are deposits with various maturities and short term borrowings. The result of this origination and funding activity was a $63.6 million liability sensitive gap at the one year time period at March 31, 1997.

Interest Sensitivity Gap Analysis
                                              Subject to
                                               Repricing
                                            March 31  June 30
                                              1997      1996
(Dollars in thousands)
Earning assets maturing or repricing
within one year                             $605,738  $645,432

Interest bearing liabilities maturing
 or repricing within one year                669,317   641,677

Interest sensitivity gap within one year   $(63,579)    $3,755

Cumulative interest sensitivity gap
within one year as a percent of total        (5.49)%     0.34%
assets


      The Corporation also monitors its interest rate risk in accordance with regulatory guidance. Fluctuations in net interest income and the market value of portfolio equity are determined in various interest rate scenarios and monitored against limitations established by management and approved by the Board of Directors. Interest rate risk as indicated through balance sheet simulations at March 31, 1997 is considered to be within acceptable limits. The management of York Federal is committed to managing the asset portfolio in order to maximize the yield and maintain an interest rate sensitivity of York Federal's earning assets that insulates it from the potential negative effect of interest rate fluctuations.

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

An analysis of the allowance for loan losses, for the periods indicated is as follows:

                                                    Nine      Fiscal
                                                   Months      Year
                                                    Ended     Ended
                                                  March 31   June 30
                                                    1997       1996
(Dollars in thousands)
Total allowance for loan losses at beginning of
period                                             $   6,609    $5,840
Loans charged-off:
   Real estate - mortgage:
     Residential                                       1,113     1,151
     Commercial                                        1,354       620
   Consumer                                              186       100
       Total charged-offs                              2,653     1,871

Recoveries:
   Real estate - mortgage:
     Residential                                         176       156
     Commercial                                          234       184
   Consumer                                                3       ---
       Total recoveries                                  413       340
       Net loans charged-off                           2,240     1,531
Provision for loan losses                              2,176     2,300
Total allowance for loan losses at end of
period                                             $   6,545   $ 6,609
Percentage of net charge-offs to average loans
       outstanding during the period                   0.23%     0.17%
Percentage of allowance for loan losses
 to adjusted total loans                               0.65%     0.70%



      The allowance for loan losses totaled $6.5 million or .65% of adjusted total loans of $999.3 million at March 31, 1997. Such amount is considered adequate relative to management's assessment of risk characteristics inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to problem loans as well as changes in economic conditions.

      An analysis of nonperforming assets is summarized as follows:

                                        March 31   June 30
                                          1997       1996
(Dollars in thousands)
Loans accounted for on a nonaccrual
basis:
    Real estate-mortgage:
      Commercial                          $1,035   $1,481
    Land                                     200      200
        Total nonaccrual loans            $1,235   $1,681
Accruing loans which are contractually
 past due 90 days or more:
    Real estate-mortgage:
      Residential                         11,571   10,029
    Consumer                                 646      383
        Total of 90 days past due         12,217   10,412
loans
Total of nonaccrual
 and 90 days past due loans              $13,452  $12,093
  As a percent of total loans              1.35%    1.28%


Real estate owned:
  Real estate acquired through
foreclosure or
      repossession by loan type:
    Real estate:
      Residential                         $5,985   $4,913
      Commercial                           3,866    2,370
    Land                                   3,014    3,349
  Allowance for real estate losses       (1,049)    (955)
Total real estate owned                  $11,816   $9,677
  As a percent of total assets             1.02%    0.87%
Total nonperforming assets               $25,268  $21,770
  As a percent of total assets             2.18%    1.96%

      Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining a general allowance for real estate losses (such reserve is separate from and in addition to the allowance for loan losses). For the first nine months of fiscal 1997, additions to the allowance in the amount of $533,000 which was offset by charge offs net of recoveries of $439,000 resulted in an increase in the allowance for Real Estate Owned losses to $1.0 million at March 31, 1997. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.


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

      Deposits represent the Association's primary source of funds. The Association does not rely on brokered deposits as a source of funds. During the first nine months of fiscal 1997, the Association's deposits increased $71.1 million. In addition, York Federal has supplemented its deposit gathering efforts through borrowings from the FHLB of Pittsburgh. At March 31, 1997, York Federal had $62.3 million in FHLB advances outstanding at a weighted average interest rate of 6.21%.

      Under current regulations, York Federal is required to maintain liquid assets at 5.0% or more of its net withdrawable deposits plus short term borrowings. Throughout the nine months ended March 31, 1997, York Federal maintained an average liquidity level which was in compliance with the regulatory requirements. At March 31, 1997, the Association's liquidity level was 5.07 %.

     Amortization and prepayments of loans and proceeds from loan and securities sales within the Association's mortgage banking activity represent a substantial source of funds to York Federal. These sources amounted to $231.6 million for the first nine months of fiscal 1997.

      The principal use of York Federal funds is the origination of mortgage and other loans. Loan demand resulted in total originations of $297.5 million for the period ended March 31, 1997. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity and expanded mortgage broker relationships. The volume of originations was favorably impacted by a relatively stable interest rate environment and included traditional long term fixed rate loans primarily originated for sale as well as adjustable rate and residential construction loan products. In addition, in response to changing customer preferences intermediate term mortgage products, i.e. seven year balloon loans and 5/1 CMT adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter), became a more significant component of origination volume.

Capital

     The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at March 31, 1997 totaled $97.6 million compared to $92.1 million at March 31, 1996, an increase of $5.5 million or 6.0%. This growth was a result of a combination of factors including earnings growth, cash dividends paid, issuance of shares in connection with various benefit and dividend reinvestment plans, the impact of unrealized losses on "available for sale" securities and the payment of ESOP indebtedness.

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

      At March 31, 1997, York Federal's tangible and core capital both equaled 7.3% ($84.3 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%, respectively, as indicated above. York Federal's total assets do not include any goodwill. York Federal's core capital to risk weighted assets equaled 11.0% ($84.3 million) at March 31, 1997, which exceeds its required level of 4.0%. Finally, York Federal's risk-based capital ratio equaled 11.8 % ($90.7 million) at March 31, 1997, which exceeds its required level of 8.0 % by $29.4 million.

Results of Operations

Nine months ended March 31, 1997 compared to March 31, 1996

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

          Net interest income for the nine months ended March 31, 1997 was $26.8 million compared to $26.0 million for the same period last year. The increase in net interest income was attributable to an increase in average earning assets primarily due to the retention of intermediate term assets. The margin on interest-earning assets decreased to 3.26% from 3.55% for the nine months ended March 31, 1997 and 1996, respectively. The impact of a lower interest rate environment, a decrease in deferred fee income recognition and a higher level of non-accrual loans resulted in a 25 basis point decrease to the average yield on interest earning assets to 7.98% for the nine months ended March 31, 1997 as compared to 8.23% in the same period in the prior year. The higher level of interest-bearing liabilities during the first nine months of fiscal 1997 resulted from increases in higher cost guaranteed money fund and certificate accounts and short-term borrowings which were offset by decreases in savings and regular money market accounts. This resulting composition shift partially offset the generally lower levels of interest rates resulting in an increase to the average rate on interest bearing liabilities to 4.98% as compared to 4.97% in the same period last year. The net effect caused the interest rate spread for the current period to decrease to 3.00% from 3.26% in the same period last year.

Provision for Loan Losses

      Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio.
See "Asset Quality".

Other Income

      Other  income  was $6.4 million for the nine  months  ended
March  31, 1997, a decrease of    4.1% from the nine months ended
March 31, 1996. Mortgage banking income for the nine months ended
March  31, 1997 increased $1.1 million to $2.8 million or   59.8%
as compared to the same period in 1996 and includes net gains on sales of loans, trading securities and servicing rights and income from loan servicing fees. The portfolio of loans serviced for others totaled $534.3 million at March 31, 1997 as compared to $611.2 million at March 31, 1996. Included in the change in the balance serviced for others was the sale of servicing rights on approximately $96.7 million of loans serviced for others consummated in December 1996 at a net gain of $510,000. The net servicing rate earned on the portfolio of loans serviced for others for the nine months ended March 31, 1997 decreased to
 .220% from .246% in the same period in 1996. Gain on sales of real estate was $38,000 for the nine months ended March 31, 1997 as compared to a gain of $1.1 million for the nine months ended
March  31,  1996.   This gain in the prior  period  is  primarily
attributed to the sale of real estate held for investment which resulted in a $1.3 million gain partially offset by losses on sale of other real estate sold during the period. A $1.2 million gain was realized during the third quarter on the disposition of an interest in a joint venture. Fees and service charges for the nine months ended March 31, 1997 increased by 15.9% to $2.1
million compared to 1.8 million in the same period in 1996.   The
Corporation is a partner in various joint ventures; these joint ventures during the first nine months of fiscal 1997 had net losses of $619,000. These losses were primarily related to the Corporation's share in the net losses of a venture capital
partnership  resulting  from  the  decreased  market   value   of
underlying portfolio investments. Other operating income was $785,000 in the first nine months of fiscal 1997 as compared to
$473,000     in  the  first  nine months of  fiscal  1996.  Other
operating income includes income from operations of subsidiaries, including commissions earned from discount brokerage activities and appraisal and construction inspection services provided to independent third parties.

Other Expenses

      Other expenses of $23.8 million increased $5.7 million or 31.7% for the nine months ended March 31, 1997 as compared to the same period in 1996.

      The Deposit Insurance Funds Act of 1996 was enacted September 30, 1996 and included provisions for a one-time special assessment to recapitalize the SAIF (Savings Association Insurance fund) of the FDIC. This Act required SAIF institutions to pay a one-time special assessment of 65.7 basis points on the deposit premium assessment base as of March 31, 1995 resulting in a $5.3 million pre-tax charge recognized in the nine months ended March 31, 1997. Current SAIF insurance premiums are being paid at a substantially lower rate which is more consistent with the deposit insurance premiums paid by BIF (Bank Insurance Fund) insured institutions.

      Salaries and employee benefits decreased $252,000 or 2.9% over the same period in 1996 and is primarily attributable to increases in salaries due to the implementation of revisions to the salary administration program offset by substantially reduced profit sharing expense due to reduced profitability of the Corporation caused by recognition of the one-time SAIF assessment. Occupancy expense increased $587,000 or 29.5% over the same period in 1996 and is primarily attributed to operating cost related to a new office facility occupied in June 1996. Real estate expenses increased $90,000 when compared to March 31, 1996 and is primarily attributable to an increase in the provision for possible real estate losses (see asset quality) and settlement and legal fees related to disposition of properties. Other expenses includes a loss accrual of $100,000 related to the expected settlement of litigation initiated in 1991 and increased advertising expenses of $184,000 related to the promotion of various loan and deposit product offerings over the same period in 1996.

Provision for Income Taxes

      The provision for income taxes of $2.9 million for the nine months ended March 31, 1997 represents an effective tax rate of 39.8% as compared to 38.3% for the same period last year.


Regulatory Matters

      Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At March 31, 1997 such transactions are within these regulatory limits.

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


  ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
                    None


  ITEM 4.    OTHER INFORMATION
                    None


  ITEM 5.    EXHIBITS AND REPORTS ON FORM 8-K
          The following exhibit is included herein:

          (11) Statement re:  computation of earnings per share

          The company did not file any reports on Form 8-K during the nine months ended March 31, 1997.


                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


York Financial Corp.
(Registrant)


Date  May 9, 1997                     /s/ Robert W. Pullo
                                Robert W. Pullo, President -
                                Chief Executive Officer


Date  May 9, 1997                    /s/ James H. Moss
                                James H. Moss, Senior Vice
                                President - Chief Financial
                                Officer/Treasurer



 (11) -- Statement  re:  Computation of
                     Earnings Per Share


                                           Nine Months Ended
                                               March 31
                                            1997     1996
(Dollars in thousands, except per share
data)

Primary:
  Average shares outstanding              6,728,933 6,521,853
  Net effect of dilutive stock
     options -- based on the treasury
     stock method using average
     market price                           405,907   386,717

Totals                                    7,134,840 6,908,570


Net income                                 $  4,327  $  7,896

Per share amount                           $   0.61  $   1.14



Fully diluted:
Average shares outstanding                6,728,933 6,521,853
Net effect of dilutive stock options --
  based on the treasury stock method
  using quarter end market price or
  average market price whichever is
  greater                                   464,589   412,564

Totals                                    7,193,522 6,934,417


Net income                                 $  4,327  $  7,896

Per share amount                           $   0.60  $   1.14