Form 10-K405
period 1997-06-30
YORK FINANCIAL CORP
filed 1997-09-26
CIK 777876

SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C. 20549

                                  ---------------------------

                                           FORM 10-K

                                Commission File Number: 0-14995

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended June 30, 1997

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             YORK FINANCIAL CORP.
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Pennsylvania                                   23-2427539
---------------------------------          -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification
No.) incorporation or organization)

101 South George Street, York, Pennsylvania               17401
-------------------------------------------  ---------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (717) 846-8777
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, par value $1.00 per share
                            ---------------------------------------
                                       (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES x  NO
   ---   ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of September 2, 1997, there were issued and outstanding 7,040,278 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq National Market System on September 2, 1997 was $170,726,742 ($24.25 per share based upon 7,040,278 shares.) Directors and officers of the registrant are not considered affiliates for purposes of this calculation.

                  DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997. (Parts I and II)

2. Portions of Proxy Statement for the 1997 Annual Meeting of Stockholders. (Part III)

                                  PART I

Item 1. Business
----------------

        York Financial Corp. ("York Financial" or the "Corporation") was incorporated in Pennsylvania in September 1985 and in August 1986 became a unitary savings and loan holding company and the sole shareholder of York Federal Savings and Loan Association ("York Federal" or the "Association"). At June 30, 1997, the Corporation had assets of $1.2 billion, total deposits of $993.1 million and stockholders' equity of $100.1 million.

        Presently, the primary business of York Financial is the business of York Federal. York Federal received its federal charter in 1955. At June 30, 1997, York Federal's stockholders' equity was $86.7 million. York Federal is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination, and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The executive offices of York Federal and the Corporation are located at 101 South George Street, York, Pennsylvania (telephone number: (717) 846-8777).

        The primary business of York Federal is attracting deposits from the general public, commercial and governmental entities and investing these deposits into loans secured by residential and commercial real property, consumer loans and investment securities. York Federal's principal source of income is interest and dividends received on loans and securities, fees received from servicing loans sold to government sponsored agencies and other investors and service charges assessed on loan and deposit transactions. York Federal's principal expense is interest paid on deposits and borrowings. Primary sources of funds to support lending and other general business activities are operations, net deposits, loan repayments including monthly amortization and prepayments, the sale of loans, securities held for trading, and securities available for sale, short and long-term advances from the FHLB of Pittsburgh and Federal Reserve Bank of Philadelphia and other short-term borrowings. The Association does not rely on brokered deposits as a source of funds.

        York Federal conducts its business through twenty-two offices located in south central Pennsylvania and Maryland. York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia.

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

Selected Financial Data and Other Items

        The information contained in the Corporation's Annual Report to Stockholders, attached hereto as Exhibit 13 ("Annual Report"), for the fiscal year ended June 30, 1997, is incorporated herein by reference.

Interest Rate Sensitivity Management

        The information contained on pages 8 and 9 of the Corporation's Annual Report is incorporated herein by reference.

Lending Activities

        General. On a consolidated basis, York Federal's loan portfolio totaled $997.8 million at June 30, 1997, representing 85.8% its total assets. On that date, the portfolio consisted of loans secured by mortgages on residential properties, commercial real estate loans, including loans secured by undeveloped real estate, commercial business loans, and consumer loans.

        York Federal originates for its own portfolio adjustable rate and intermediate term real estate mortgage loans, consumer loans and certain commercial real estate loans. York Federal generally has a policy of selling in the secondary market its originations of long-term (15 to 30 years), fixed rate real estate loans. This sales activity results in York Federal's loan portfolio being more interest rate sensitive. Although loans within the portfolio may have original maturities of 15 to 30 years, experience has indicated that because of refinancing and prepayments, such loans remain outstanding for significantly shorter periods than their contractual terms.

        Loan Portfolio Analysis.  The following table sets forth the composition of the Association's loan portfolio by type of loan as of the dates indicated:

                                                        At June 30,
                   ----------------------------------------------------------------------------------------
                        1997              1996               1995               1994            1993
                    Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                    ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                   (Dollars in thousands)
Real estate loans:
Residential first
 mortgage loans:
 Conventional.... $  772,962   77.5%  $718,755  76.6%   $602,072  71.2%   $441,544  65.9%   $443,586  65.7%
 Construction....
                      65,641    6.6     65,725   7.0      79,742   9.4      90,781  13.6      77,204  11.4
                  ----------   ----   --------  ----    --------  ----    --------  ----    --------  ----
                     838,603   84.1    784,480  83.6     681,814  80.6     532,325  79.5     520,790  77.1

Commercial first
 mortgage loans:
 Conventional....     48,443    4.9     62,006   6.6      82,544   9.8      84,880  12.7      85,104  12.6
 Constructional..      9,967    1.0      9,840   1.0       6,409   0.8       9,456   1.3      18,015   2.7
                  ----------   ----   --------  ----    --------  ----    --------  ----    --------  ----
                      58,410    5.9     71,846   7.6      88,953  10.6      94,336  14.0     103,119  15.3
                  ----------   ----   --------  ----    --------  ----    --------  ----    --------  ----
                     897,013   90.0    856,326  91.2     770,767  91.2     626,661  93.5     623,909  92.4

Commercial busi-
 ness loan.......        496     --      1,714   0.2       2,751   0.3       2,622   0.4       3,512   0.5

Consumer loans:
 Automobile
  loans..........      2,597    0.3      5,301   0.6       5,945   0.7       2,328   0.3       2,517   0.4
 Mobile home.....
  loans..........      2,249    0.2      1,362   0.1       1,306   0.2       1,076   0.2         947   0.1
 Education loans.     17,163    1.7     15,505   1.7      12,777   1.5       9,465   1.4       6,338   0.9
 Savings account.
  loans..........      2,334    0.2      2,001   0.2       1,916   0.2       1,893   0.3       2,352   0.4
 Home improve-
  ment loans.....      3,987    0.4      3,901   0.4       3,360   0.4       2,490   0.4       2,724   0.4
 Boat loans......      2,525    0.3      3,126   0.3       4,326   0.5       5,504   0.8       8,343   1.2
 Home equity
  loans..........     53,827    5.4     49,217   5.2      49,900   5.9      44,657   6.7      39,569   5.9
 Other...........     49,805    5.0     34,401   3.7      27,220   3.2      24,168   3.6      24,887   3.7
                  ----------   ----   --------  ----    --------  ----    --------  ----    --------  ----
                     134,487   13.5    114,814  12.2     106,750  12.6      91,581  13.7      87,677  13.0
                  ----------   ----   --------  ----    --------  ----    --------  ----    --------  ----
Subtotals........  1,031,996           972,854           880,268           720,864           715,098

Less:
 Loans in
  process........     28,302    2.9     27,497   2.9      26,577   3.1      44,691   6.7      34,518   5.1
 Unamortized
  loan fees
  (expenses)
  and unearned
  income.........       (560)    --        178    --       2,646   0.3       1,831   0.3       2,210   0.3
 Allowance
 for loan
 losses..........      6,413    0.6      6,609   0.7       5,840   0.7       4,492   0.6       3,346   0.5
                  ----------   ----   --------  ----    --------  ----    --------  ----    --------  ----
                      34,155    3.5     34,284   3.6      35,063   4.1      51,014   7.6      40,074   5.9
                  ----------   ----   --------  ----    --------  ----    --------  ----    --------  ----

Total............ $  997,841  100.0%  $938,570 100.0%   $845,205 100.0%   $669,850 100.0%   $675,024 100.0%
                  ========== ======   ======== =====    ======== =====    ======== =====    ======== =====

                                                      3

        Residential Real Estate Loans. At June 30, 1997 approximately 84.1% of York Federal's loan portfolio was comprised of one-to-four family residential mortgage loans. OTS regulations require that all residential loans made in excess of 90% loan-to-value ratio be insured for the amount by which the loan exceeds 80% of value. The Association is authorized to make loans to residential borrowers that do not otherwise comply with regulatory guidelines in an amount up to 5% of total assets. As of June 30, 1997, the total of such nonconforming loans was less than the 5% of assets limit.

        Generally, the permanent fixed rate residential loans currently originated by York Federal are structured to conform with terms and conditions which would enable these loans to be sold in the secondary market. At June 30, 1997, $4.9 million of conventional mortgages were held for sale in the secondary market. Permanent conventional residential mortgage loans originated for sale to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") are made for up to 95% of the appraised value of the property when the loan is secured by real estate containing no more than four family units. All fixed rate conventional loans with a loan-to-value ratio in excess of 80% are required by secondary market guidelines to have private mortgage insurance covering that portion of the loan in excess of 70% of the appraised value. The Association makes loans not conforming to these secondary marketing requirements and retains these loans in portfolio. All such loans are made with adjustable interest rates.

        The loan-to-value ratio, maturity and other provisions of the loans made by York Federal have generally reflected the policy of making the maximum loan permissible consistent with applicable regulations, market conditions, and lending practices and underwriting standards established by York Federal. Mortgage loans made by York Federal are generally long-term loans, with principal and interest due each month. Borrowers may refinance or prepay loans at their option. Interest rates and fees charged on loans originated by York Federal are competitive with other lenders in the general market area.

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

        Commercial Real Estate Loans. York Federal may grant permanent loans on commercial properties and multi-family properties with more than four units. Such activities have been limited because of the market conditions for commercial real estate. However, York Federal does intend to more aggressively pursue this activity within its primary branch market area and has reestablished a commercial real estate lending unit to that end. In previous years, York Federal actively engaged in granting permanent commercial real estate loans due to the higher yields and shorter terms and/or repricing characteristics of these loans. The Association's existing portfolio includes a mix of land development, construction and permanent financing on commercial and multi-family real estate. Permanent commercial loans are typically made for terms of up to 25 years either as adjustable interest rate loans with rate adjustment provisions of one to three years, with monthly rate adjustment provisions, or as "balloon" loans with abbreviated maturity dates. The commercial real estate loan portfolio is secured by single family condominiums, land for development, hotel/motel/restaurant, multi-family residential, office building and other properties. These loans are made in amounts generally limited to 80% of the appraised value of the property securing the loan. York Federal has provided permanent financing on commercial properties and multi-family properties on which it has made the construction loan. Commercial real estate loans are usually considered to be of higher risk than residential loans and constitute a lesser portion of York Federal's portfolio (5.9% as of June 30, 1997).

        As explained more fully under "Regulation -- Loans to One Borrower," the OTS lending limitation on loans permitted to one borrower are equivalent to that application to national banks. At June 30, 1997, the Association's limit on loans to one borrower was $14.0 million. At June 30, 1997, the Association's largest aggregate amount of loans to one borrower was $6.4 million.

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

        At June 30, 1997 consumer loans totalled $134.5 million or approximately 13.5% of York Federal's total loan portfolio. York Federal offers to its customers a home equity line of credit. Such loans are made in amounts generally not to exceed the difference between 90% of the current property value less the balance of other loans outstanding secured by the property. Loans typically adjust monthly at a margin of 1.25% to 2.25% over the Citibank prime rate with introductory terms to new customers which include a fixed rate option for up to three years. At June 30, 1997, York Federal had approximately $53.8 million of home equity loans outstanding under total lines of credit available of $103.9 million.

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

        Construction Loans. York Federal provides interim construction financing for residential and commercial real estate properties. At June 30, 1997, the Association had $75.6 million or 7.6% of total loans outstanding or committed to interim construction loans. The Association continues to be committed to this type of lending. York Federal's policy is to grant single family construction loans up to 95% of the appraised value for an individual's personal residence and for builders up to 90% of the lesser of cost or appraised value.

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

        York Federal's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Among other things, York Federal considers the financial condition and reputation of the borrower, the amount of the borrower's equity in the project, the results of an independent appraisal and review of cost estimates, pre-construction sale and leasing information, and cash flow projections of the project by the borrower. In addition to these criteria, York Federal also considers the availability of permanent financing or a takeout commitment to the borrower on commercial construction properties.


Loan Maturity

       The following table sets forth the dollar amount of total loans receivable which have predetermined interest rates and those which have floating or adjustable interest rates.


                   Due within one year         Due one to five years       Due more than five years
                   of June 30, 1997 (1)        after June 30, 1997 (1)       after June 30, 1997 (1)
                ---------------------------- ----------------------------- ----------------------------
                         Float-                    Float-                     Float-
                 Pre-    ing or           Pre-     ing or            Pre-     ing or
                 Deter-  Adjust-          Deter-   Adjust-           Deter-   Adjust-
                 mined    able            mined    able              mined    able      Grand
                 Rates    Rates  Total    Rates    Rates    Total    Rates    Rates     Total    Total
               -------- ------- -------- -------- -------- -------- -------- -------- -------- ----------
                                           (Dollars in thousands)

Real Estate
 Conventional
  Residential
   and commer-
   cial....... $ 68,383 $61,307 $129,690 $282,211 $150,680 $432,891 $127,427 $131,397 $257,488   $821,405

Construction
 Residential
  and commer-
  cial........   3,357    2,901    6,258    8,791    7,596   16,387   12,611   12,050   25,997     47,306
Consumer......  57,189   23,571   80,760   35,638   18,089   53,727       --       --       --    134,487
Commercial
 business
 loans........     340        5      345        5       --        5      146       --      146        496
               -------- ------- -------- -------- -------- -------- -------- -------- -------- ----------
 Total........ $129,269 $87,784 $217,053 $326,645 $176,365 $503,010 $140,184 $143,447 $283,631 $1,003,694
              ========= ======= ======== ======== ======== ======== ======== ======== ======== ==========
---------------
(1)     Based on contractual terms to maturity.

                                                      7

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

        During fiscal 1997, York Federal began to develop plans to enter commercial business banking. Both processing systems and personnel with significant commercial loan background were acquired in order for York Federal to position itself in the commercial market. All commercial mortgage loans are submitted to the commercial lending committee which has lending authority up to $2.0 million. The Board of Directors ratifies all loan decisions made in the commercial lending committee; any loan which exceeds committee limitations require the review and approval of the Board of Directors.

        York Federal has established a group of mortgage representatives which solicits permanent and construction loans on residential properties located in York Federal's lending market areas. Mortgage representatives are paid commissions on loans originated by them and consummated by York Federal.

        York Federal has established relationships with independent mortgage brokers as an additional source of residential mortgage loans from within its lending market areas as well as other strategic market areas. Mortgage brokers submit completed loan applications including credit information relating to the loan applicant and an appraisal of the real estate intended to secure the property. The completed loan application is underwritten by a York Federal loan underwriter against the same underwriting standards used for loans originated directly by York Federal and submitted for approval to a committee consistent with the process discussed above. The mortgage broker is compensated upon closing the loan.

        Loan Sales. Generally, fixed rate long-term mortgage loans are sold in the secondary mortgage market to FNMA, FHLMC and other investors. In addition, when deemed prudent, York Federal has securitized adjustable rate, 7 year balloon and 5/1 (i.e., five year fixed and converts to one year adjustable) adjustable rate mortgages. These transactions are generally consummated through York Federal's participation in FNMA and FHLMC mortgage programs. Under the programs, FNMA and FHLMC exchange an equal amount of mortgage-backed securities ("MBS") for existing pools of mortgages. The fee charged by the FNMA and FHLMC on a swap is the "guarantee fee" and the MBS have a lower yield than the yield of the mortgage pool they represent. York Federal is willing to pay the "guarantee fee" because participation in the "swap" program has increased the liquidity of its asset portfolio since the MBS are generally more marketable than the underlying loans. At June 30, 1997, York Federal had outstanding commitments to sell $8.4 million in loans. York Federal generally expects to satisfy these commitments with loans originated within the respective commitment period.

        In connection with loan sale commitments, net loans held for sale at June 30, 1997 totalled $4.9 million and represent loans in portfolio and specifically identified to fill loan sale commitments. Such loans are carried at the lower of cost or estimated market value in the aggregate.

        In prior years, certain sales to FNMA included recourse provisions. Transactions consummated in fiscal year 1997 are under FNMA special servicing programs and are without recourse. The principal balance outstanding of loans sold with recourse is $44.5 million at June 30, 1997. Such amount is included in determining compliance with risk-based capital requirements and in management's assessment of the adequacy of the allowance for loan loss. For additional information, see Note 16 of the Notes to Consolidated Financial Statements.

        In connection with loan sales, York Federal retains the servicing of the loans (i.e., collection of principal and interest payments) for which it generally receives a servicing fee payable monthly of .25% to .375% per annum of the unpaid balance of each loan. Effective July 1, 1995, the Corporation adopted FASB Statement No. 122, "Accounting for Mortgage Servicing Rights," an amendment of Statement No. 65. Statement No. 122 required the capitalization of originated Mortgage Servicing Rights ("OMSR") retained for loans sold or securitized determined by an allocation of cost between the loan and the mortgage servicing rights based on their relative fair values resulting in an increased gain (decreased loss) recognition on loan sales. Capitalization of such rights was previously prohibited under Statement No. 65 except to the extent of excess servicing fees. Servicing fees were recognized as income when received. Mortgage servicing rights are amortized over the period of estimated net servicing income. Impairment of mortgage servicing rights is measured based on the fair value of those rights determined using discounted cash flows based on various assumptions including projected loan prepayments and current market interest rates.

        In June 1996, the FASB issued Statement No. 125, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes FASB Statement No. 122, "Accounting for Mortgage Servicing Rights." Statement No. 125 clarifies and provides consistent guidance for distinguishing transfers of financial assets that are sales from transfers that are borrowings. The standard is based on a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, and derecognizes liabilities when extinguished. Statement No. 125 is effective for specified transactions occurring after December 31, 1996. In October 1996, the FASB issued Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125," which defers until after December 31, 1997, the effective date of paragraphs 9-12 of Statement No. 125 for repurchase agreement, securities lending, dollar roll and similar transactions and the effective date of paragraph 15 for all transactions.

        In accordance with FASB Statement No. 125, additions to mortgage servicing rights were $1,195,000 for the year ended June 30, 1997. This amount represents capitalized amounts for the year less subsequent valuation adjustments as well as valuation adjustments to purchase mortgage servicing rights. The book value of mortgage servicing rights was approximately $2.6 million (including originated and purchased mortgage servicing rights), net of valuation allowance of $144,900 at June 30, 1997. As of June 30, 1997, York Federal was servicing loans for others aggregating approximately $548.2 million. See Notes 1 and 5 of the Notes to Consolidated Financial Statements.

        The following table presents York Federal's real estate loans originated or acquired and sales activity during the periods indicated.

                                              Year Ended June 30,
                                       -------------------------------
                                       1997          1996         1995
                                       ----          ----         ----
                                          (Dollars in thousands)
Loans originated:
Conventional real estate loans:
 Construction loans...............  $105,094       $104,957     $131,152
 Loans on existing properties(1)..   207,060        298,792      193,402
Other loans.......................    78,478         73,859       70,506
                                    --------       --------     --------
   Total loans originated.........  $390,632       $477,608     $395,060
                                    ========       ========     ========

Loans securitized and/or sold:
Real estate:
 Loans securitized(2).............  $125,077       $153,312     $ 64,414
 Loans sold.......................     1,645          1,622        2,319
                                    --------       --------     --------
  Total real estate loans
   securitized and/or sold........  $126,722       $154,934     $ 66,733
                                    ========       ========     ========
                                 (footnotes on following page)
                                              9

(1) Includes loans refinanced from the Association's portfolio totalling $13.6 million, $40.6 million and $6.0 million in years ended June 30, 1997, 1996, and 1995, respectively.
(2) Loans securitized in the year ended June 30, 1997, 1996 and 1995 includes loans securitized and sold totalling $105.6 million, $96.4 million and $50.3 million, respectively, and loans securitized and retained in portfolio totalling $19.5 million, $56.9 million and $14.1 million, respectively. Included in the $19.5 million of loans securitized and held in portfolio for the year ended June 30, 1997 was $7.2 million of securities held for trading.

        Loan Commitments. York Federal makes commitments to grant conventional mortgage loans on existing residential dwellings for periods of up to 60 days from the date of rate lock-in. Such commitments are generally made at the market rate of interest prevailing at the time the loan application is received. During fiscal 1997, less than 5% of loan commitments expired without being funded. At June 30, 1997 York Federal's outstanding residential and commercial mortgage loan commitments amounted to $24.4 million.

Asset Quality

        The information contained on page 10 through page 12 of the Corporation's Annual Report is incorporated herein by reference.


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


                                                        At June 30,
                   -------------------------------------------------------------------------------------
                         1997             1996              1995              1994              1993
                   --------------    -------------     -------------     -------------     -------------
                            % of             % of              % of              % of              % of
                            loans            loans             loans             loans             loans
                            in               in                in                in                in
                            each             each              each              each              each
                            cate-            cate-             cate-             cate-             cate-
                            gory             gory              gory              gory              gory
                            to               to                to                to                to
                            gross            gross             gross             gross             gross
                   Amount   loans    Amount  loans     Amount  loans     Amount  loans     Amount  loans
                   ------   -----    ------  -----     ------  -----     ------  -----     ------  -----
                                                   (Dollars in thousands)
Loans:
 Real Estate
  Residential..    $2,485    81.4%  $2,063   82.5%    $1,500   78.5%    $1,100   73.8%    $  960   73.0%
  Commercial...       740     5.2    1,430    5.2      1,700    9.6      1,350   13.1      1,450   14.2
 Commercial
  business
  loans........        35      --        65    0.2         50    0.3         50    0.4         55    0.5
 Consumer......       514    13.4       406   12.1        350   11.6        350   12.7        300   12.3
 Unallocated...     2,639      --     2,645     --      2,240     --      1,642     --        581     --
                   ------   -----    ------  -----     ------  -----     ------  -----     ------  -----
  Total
   allowance
   for loan
   losses......    $6,413   100.0%   $6,609  100.0%    $5,840  100.0%    $4,492  100.0%    $3,346  100.0%
                   ======   =====    ======  =====     ======  =====     ======  =====     ======  =====

                                                      11

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

        Management recognizes the importance of an adequate allowance for loan losses and makes provision for loan losses during each fiscal year in amounts consistent with evaluated risks. The management of York Federal monitors asset classifications on an ongoing basis with the results representing a primary consideration in determining the adequacy of the allowance for loan losses. The Association has established its allowance for loan losses in accordance with generally accepted accounting principles. It is the opinion of management that the allowance for loan losses is adequate to absorb risk of loss associated with loans of York Federal at June 30, 1997.

        Non-Performing Loans. The information contained on page 10 through page 12 of the Corporation's Annual Report is incorporated herein by reference. See Notes 1 and 4 of the Notes to Consolidated Financial Statements.

        The following table sets forth information with respect to loans on non-accrual status at the dates indicated.

                                                      At June 30,
                                                 ---------------------
                                                  1997           1996
                                                 ------         ------
                                                     (In thousands)

Land held for development...................     $ --           $  200
Commercial real estate......................      950            1,473
Other loans.................................       --                8
                                                 ----           ------

    Total...................................     $950           $1,681
                                                 ====           ======

        The non-performing loans are in various stages of resolution with appropriate reserve allocations made where indicated based on the value of the underlying collateral.

        Real Estate Owned. The information contained on page 10 through page 12 of the Corporation's Annual Report is incorporated herein by reference. See Notes 1 and 6 of the Notes to Consolidated Financial Statements.

Investment Activities

        The following table sets forth the carrying value of York Federal's short-term investments, securities held for trading, securities available for sale, securities held to maturity and FHLB stock at the dates indicated.

                                                       At June 30,
                                           ----------------------------------
                                           1997           1996           1995
                                           ----           ----           ----
                                                  (Dollars in thousands)
Short-term investments:
 Interest bearing deposits............  $ 1,527        $ 2,207        $19,861

Securities:
 Held for Trading:
  Mortgage-backed.....................    7,158         21,736          4,451
 Available for Sale:
  U.S. Treasury and other
  U.S. Government Agencies                6,095          7,471             --
 Mortgage-backed......................   53,595         45,644         31,569
                                        -------        -------        -------
   Total..............................   59,690         53,115         31,569
 Held to maturity:
  U.S. Treasury and other
  U.S. Government Agencies                8,590          8,857         21,895
 Mortgage-backed......................      363            418          7,398
                                        -------        -------       --------
   Total..............................    8,953          9,275         29,293

FHLB of Pittsburgh stock..............    7,907          6,733          5,177
                                        -------        -------        -------

   Total..............................  $85,253        $93,066        $90,351
                                        =======        =======        =======

        Income from securities provides the second largest source of interest income for York Federal after interest on loans. York Federal is required under OTS regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and is also permitted to make certain other securities investments. The decrease in short term, liquid investments is a result of funding loan growth with such monies and is consistent with the Association's desire to manage liquidity levels consistent with regulatory requirements (currently 5% as defined by OTS regulations).

        Securities Held for Trading. In accordance with FASB Statement No. 115, securities created in the Association's mortgage banking activity are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the statement of income. At June 30, 1997, securities held for trading were $7.2 million with an indicated unrealized gain of $37,000 which was recognized as a component of mortgage banking income. See Notes 1 and 5 of the Notes to Consolidated Financial Statements.

        Securities Available for Sale and Held to Maturity. The classification of securities is determined at the time of acquisition and is reevaluated at each reporting date. Securities are classified as "held to maturity" based upon management's ability and positive intent to hold such securities to maturity. Held-to-maturity securities are carried at amortized cost.

        Securities not classified as trading or held-to-maturity are classified as "available for sale." Available-for- sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders' equity.

        The cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts, both computed using the interest method. Such amortization/accretion, as well as interest and dividends, is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in net gains (losses) on securities available for sale in the statement of income. The cost of securities sold is based on the specific identification method. During fiscal 1997, securities held to maturity had minimal activity which included maturities, amortization of premiums and accretion of discounts. There were no sales. Securities available for sale increased primarily due to securitization of 7 year balloon loans and holding the securities in portfolio. In November 1995, the FASB issued a Guide to Implementation of Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." The guide stated that no later than December 31, 1995, an enterprise may reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassifications at fair value. Reclassifications from the held-to-maturity category that result from this one-time reassessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future. During the quarter ended December 31, 1995, the Corporation transferred held-to-maturity securities with a fair value of $14.3 million to available-for-sale with the resulting net unrealized gains of $29,000, net of taxes, reported as a component of stockholders' equity. See Notes 1 and 3 of the Notes to Consolidated Financial Statements.

        Federal Home Loan Bank (FHLB) Stock. The Association maintains its stock position with the FHLB of Pittsburgh in an amount sufficient to satisfy its membership requirement. See "Regulation -- Federal Regulation of Savings Associations -- Federal Home Loan Bank System."

        Investment decisions are made by the Asset/Liability Committee of York Federal under the supervision of York Federal's Board of Directors.

        The following table represents maturity distributions of various securities based on contractual terms to maturity:

                                                   At June 30,
              -----------------------------------------------------------------------------------------
                 One Year        One to Five   Five to Ten       More Than
                 or Less            Years         Years          Ten Years          Total Securities
              --------------- --------------- --------------- ---------------  --------------------------
              Amortized       Amortized       Amortized       Amortized        Amortized   Fair     Average
                Cost    Yield   Cost    Yield   Cost    Yield   Cost    Yield    Cost      Value     Yield
              --------- ----- --------- ----- --------- ----- --------- -----  ---------   -----    -------
                                           (Dollars in thousands)
Loans:
Securities:
 Held for
  Trading:
   Mortgage-
    backed..  $ 1,425   6.98% $ 3,284   6.97% $ 1,620   7.01% $  792    7.05%  $ 7,121     $ 7,158  6.99%
              =======   ====  =======   ====  =======   ====  ======    ====   =======     =======  ====


Available
for Sale:
 U.S.
  Treasury
  and other
  U.S.
  Government
  agencies..  $   617   6.65% $ 2,713   6.65% $ 2,745   6.65% $   --      --%  $ 6,075     $ 6,095   6.65%
 Mortgage-
  backed....   12,054   6.71   32,815   6.70    8,033   6.75     591    7.36    53,493      53,595   6.72
              -------   ----  -------   ----  -------   ----  ------    ----   -------     -------   ----
              $12,671   6.71% $35,528   6.70% $10,778   6.73% $  591    7.36%  $59,568     $59,690   6.71%
              =======   ====  =======   ====  =======   ====  ======    ====   =======     =======   ====


Held to
Maturity:
 U.S.
  Treasury
  and other
  U.S.
  Government
  agencies.. $   954   5.35% $ 3,796   5.35% $ 3,840   5.35% $   --      --%  $ 8,590     $ 8,396   5.35%
 Mortgage-
 backed......      83   8.53      228   8.53       52   8.53      --      --       363         386   8.53
              -------   ----  -------   ----  -------   ----  ------    ----   -------     -------   ----
              $ 1,037   5.60% $ 4,024   5.53% $ 3,892   5.39% $   --      --%  $ 8,953     $ 8,782   5.48%
              =======   ====  =======   ====  =======   ====  ======    ====   =======     =======   ====

     Table represents scheduled maturities adjusted for market concensus prepayment assumptions.
                                                      15

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

        Deposits. York Federal offers a number of deposit accounts, including passbook and statement savings accounts, NOW accounts, money market type accounts and certificate accounts, including Jumbo certificate accounts, ranging in maturity from seven days to six years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Deposit accounts are primarily held by customers within York Federal's primary market area. At June 30, 1997 there were no broker-originated deposits. See Note 9 of the Notes to Consolidated Financial Statements.

        Changes in the composition of the Association's deposit portfolio were due to customers reaction to the current rate environment in fiscal 1997. The Association priced money market deposit accounts and certain certificate accounts in order to maintain existing customers, extend maturities and attract new customers searching for investment alternatives as other deposits matured. This resulted in a shift in interest-bearing liabilities from low cost transaction accounts to higher cost money market and certificate accounts.

        The following table indicates the amount of York Federal's certificates of deposit of $100,000 or more by terms remaining to maturity as of June 30, 1997.

                                          Certificates
Maturity Period                            of Deposit
---------------                           ------------
                                         (In thousands)

Three months or less....................     $ 38,737
Three through six months................       14,990
Six through twelve months...............       11,975
Over twelve months......................       11,979
                                             --------
  Total                                      $ 77,681
                                             ========

        Borrowings. See Note 10 of the Notes to Consolidated Financial Statements incorporated by reference herein.

Yields Earned and Rates Paid

        See pages 14 through 16 of the Corporation's Annual Report incorporated by reference herein.

Subsidiaries of York Federal

        Under OTS regulations, York Federal is permitted to invest an amount equal to 2% of its assets in its service corporations, with an additional investment of 1% of assets where such investment is primarily for inner-city and community development purposes. Under such limitations, on June 30, 1997, York Federal was authorized to invest up to approximately $34.9 million in stock of, or loans to, service corporations. In addition, Federal associations meeting regulatory net worth requirements and certain other tests may invest up to 50% of the limitations on loans to one borrower in conforming loans to service corporations. By meeting these requirements and tests, York Federal, at June 30, 1997, was permitted to make approximately $7.0 million of such conforming loans, for a total investment limitation of approximately $41.9 million.

        Advanced Real Estate Associates. Incorporated in 1985, Advanced Real Estate Associates ("AREA") is a wholly owned subsidiary of the Association. AREA engages in property management for certain real estate owned by the Association. During 1997, AREA was inactive.

        Residential Mortgage Corporation. Incorporated in 1994, Residential Mortgage Corporation ("RMC") is a wholly owned subsidiary of the Association. RMC engages in origination of residential mortgages through relationships with prominent real estate firms in York and Lancaster County markets. During 1997, RMC was inactive.

Subsidiaries and Joint Ventures of the Corporation

        The directors of all service corporations and subsidiaries consist exclusively of persons who serve as either officers or directors of the Corporation or York Federal.

        Meridian Venture Partners ("MVP"). The Corporation invested $4.0 million in MVP. The net amount of the investment at June 30, 1997 including the Corporation's share of reported gains (losses) recognized using the equity method of accounting and partnership distributions is $3.9 million. MVP is an equity oriented venture capital partnership organized under the laws of Pennsylvania in February 1987, and licensed as a small business investment company. The purpose of MVP is to make equity investments, primarily in established companies (as opposed to start-up companies). These companies represent a diversity of industries in various geographical locations. Although a limited partner, the Corporation is represented on an advisory board of MVP, which was established to advise and consult with the general partners and assist in the evaluation of certain investment proposals. All investment decisions, however, are made by the general partners of MVP. In addition, the Corporation is represented on a valuation committee of MVP which semi-annually analyzes the value of partnership investments with indicated market valuation adjustments reflected in the operations of MVP ($297,000 of pre-tax income during this fiscal year attributable to increased market value of certain portfolio investments). As of June 30, 1997, MVP had total assets of $48.3 million. As of September 30, 1994, the Small Business Administration ("SBA") was admitted as a Preferred Limited Partner to MVP. This admission enables MVP to draw down additional capital from the SBA in the form of Participating Securities. These securities share in distributions from MVP. As of June 30, 1997, MVP had $23.7 million of Participating Securities outstanding.

        First Capital Brokerage Services, Inc. ("First Capital"). First Capital is a wholly owned discount securities brokerage subsidiary that provides services to customers of York Federal and the general public. Operations commenced October 1987. First Capital's net worth at June 30, 1997 was $13,000 and its net loss for the year ended June 30, 1997 was $24,000.

        Lenders Support Group ("LSG"). LSG performs residential construction, environmental and home inspection services for York Federal and the general public. During fiscal 1995, an affiliate company, Appraisal Services, Inc., which was primarily engaged in performing appraisals for York Federal and the general public, was merged with LSG. Operations for the year ended June 30, 1997 resulted in net loss of $4,000. LSG's net worth was $89,000 at June 30, 1997 net of capital distributions to York Financial during fiscal 1997 totalling $20,000.

        New Service Corp. ("New Service"). New Service Corp. primarily engages in land acquisition, development and construction projects for management or resale. New Service, is engaged in a joint venture involving the acquisition and development of real estate. See Note 8 of the Notes to Consolidated Financial Statements. In addition, New Service has investments in real estate, primarily office buildings. Losses were realized on operations of these properties due to a softer than anticipated rental market resulting in an inability to increase rents and an inability to sell certain units held for sale. New Service's net income for the year ended June 30, 1997 was $581,000 and was primarily a result of a gain on sale of a limited partnership interest for $1.2 million which represents the planned exit from a successful real estate development/management partnership. Prior to such sale, equity infusions from York Financial were made to support cash flow shortfalls totalling $300,000 for fiscal 1997. At June 30, 1997 stockholders' equity was $976,000. New Service is also a 100% owner of York Financial Investment Corp. (YFIC). YFIC is incorporated in the state of Delaware for the purpose of engaging in corporate activities confined to the maintenance and management of its investments and the collection and distribution of the income from such investment.

        Y-F Service Corp. ("Y-F Service"). Y-F Service owns office facilities which it leases to York Federal and affiliates and is engaged in land acquisition, development and construction of future branch locations. During fiscal 1996, Y-F Service substantially completed the construction of an office building consisting of approximately 45,000 square feet of retail office space. This building is partially occupied by the Association's administrative support staff as well as unrelated third party leases. This construction project included the restoration of an historically significant facade partially funded by state grant monies and is representative of the Corporation's ongoing investment in its community. Y-F Service's net income was $207,000 for the year ended June 30, 1997. Stockholders' equity was $2.9 million at June 30, 1997.

        First Capital Insurance Services Inc. (Formerly YF Insurance Agency) Incorporated in 1992, First Capital Insurance Services Inc. is a wholly-owned subsidiary of the Corporation First Capital Insurance Services, Inc. is available to provide credit life and health insurance products to certain of the insured institution's consumer loan customers.

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

Federal Regulation of Savings Associations

        Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

        Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to: supervise the FHLBs; ensure that the FHLBs carry out their housing finance mission; ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets; and ensure that the FHLBs operate in a safe and sound manner.

        The Association, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Pittsburgh. The Association is in compliance with this requirement with an investment in FHLB of Pittsburgh stock of $7.9 million at June 30, 1997.

        Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Pittsburgh.

        Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

        The Association's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. The Association pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system under the FDIA as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. York Federal's insurance premium rates were 0.18% and 0.064% in the quarters ended March 31, 1997 and June 30, 1997, respectively.

        Pursuant to the Deposit Insurance Fund ("DIF") Act, which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Association, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members, including York Federal, are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980's to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately
 .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits. The Association's insurance premium in the quarter ended December 31, 1996 was 0.18%, representing a transition rate from 0.23% through September 30, 1996 to the current 0.065% rate. The Association's assessments expensed for the year ended June 30, 1997 equaled $6.6 million (including the FDIC SAIF assessment of $5.3 million).

        The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF Act contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Association.

        Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The Association has maintained liquidity levels during the year ended June 30, 1997 in excess of regulatory requirements.

        Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure. At June 30, 1997, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS. See Note 13 of the Notes to Consolidated Financial Statements.

        Standards for Safety and Soundness. The Federal Deposit Insurance Act ("FDIA") requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure;
(v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

        Qualified Thrift Lender Test. The QTL test, requires that a savings association maintain at least 65% of its total tangible assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months.

        As of June 30, 1997 the Association's QTL ratio of 89.6% was in compliance with the current QTL requirement.

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

        The Association is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year or at June 30, 1997, $17.0 million.

        Loans to One Borrower. Under the Home Owners' Loan Act ("HOLA"), savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1997, the Association's limit on loans to one borrower was $14.0 million. At June 30, 1997, the Association's largest aggregate amount of loans to one borrower was $6.4 million.

        Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders. York Federal has applied and, subsequent to June 30, 1997, received approval to transfer York Financial Investment Corp. to York Federal as an operating subsidiary.

        Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions. Any loan or extension of credit by the Association to an affiliate must be secured by collateral in accordance with Section 23A.

        Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and
(iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Association has not been affected by the rules regarding transactions with affiliates.

        The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and

Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

Savings and Loan Holding Company Regulations

        The Corporation is subject to certain restrictions under the HOLA and the OTS regulations issued thereunder. Such restrictions generally concern, among others, acquisitions of other savings associations and savings and loan holding companies, and certain activities in the event the Corporation becomes a multiple savings and loan holding company by acquiring another savings association as a separate subsidiary.

        Additionally, the HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

Federal and State Taxation

        Federal Income Taxation
        -----------------------

        General.  The Corporation and the Association report their income on a
        -------
fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Corporation.

        Tax Bad Debt Reserves.  For taxable years beginning prior to January
        ----------------------
1, 1996, savings institutions such as the Association which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could have been computed using an amount based on the Association's actual loss experience (the experience method), or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Association's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Association's actual loss experience over a period of several years. Each year the Association selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Association used the experience method bad debt deduction for the taxable years ended June 30, 1997, 1996 and 1995.

        In August 1996, the provisions repealing the reserve method of accounting for bad debt reserves were passed by Congress as part of "The Small Business Job Protection Act of 1996." As a result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability.

At June 30, 1997, the Association's tax bad debt reserve approximated the base year reserve and therefore no amounts are required to be recaptured into income.

        Distributions.  To the extent that the Association makes distributions
        -------------
to the Corporation that are considered as made: (i) from the reserve for losses on qualifying real property loans; or (ii) from the supplemental reserve for losses on loans, then an amount based on the amount distributed will be included in the Association's taxable income. Distributions which may be considered made from the reserves include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. Any dividends to the Corporation that would reduce amounts appropriated to the Association's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Association. The amount of additional taxable income attributable to a distribution that is deemed to come from the reserves is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if, the Association makes a distribution, then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "Regulation" for limits on the payment of dividends by the Association. Dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

        Corporate Alternative Minimum Tax.  The Code imposes a tax on
        ---------------------------------
alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

        Dividends-Received Deduction and Other Matters.  The Corporation may
        ----------------------------------------------
exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Corporation and the Association will not file a consolidated tax return, except that if the Corporation or the Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

        York Financial and its subsidiaries file consolidated federal income tax returns. The Corporation's income tax returns have not been audited by federal or state authorities within the last five years.

        See Notes 1, 11 and 13 of the Notes to Consolidated Financial Statements contained in the Annual Report.

        State Taxation
        --------------

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

Personnel

        As of June 30, 1997, the Corporation and its subsidiaries had 370 full-time employees and 51 part-time employees. The employees are not represented by a collective bargaining agreement. The Corporation believes its employee relations are good.

        Executive Officers. The executive officers of the Corporation and Association are as follows:

                     Age at
                    June 30,
Name                  1997                          Position
----                --------     ----------------------------------------
                                  Corporation                 Association
                                 ----------------------------------------

Robert W. Pullo        57        Director, President and    Chairman of
                                 and Chief Executive        the Board and
                                 Officer                    Chief Executive
                                                                Officer

Robert A. Angelo       50        Executive Vice President,  President and
                                 Secretary and General      Chief Operating
                                 Counsel                    Officer

Robert C. Herzberger   43        Senior Vice President      Executive Vice
                                                            President

James H. Moss          43        Senior Vice President      Executive Vice
                                 Financial Officer/         President and
                                 Treasurer                  Chief Financial
                                                            Officer

     In addition to the above, the Association's executive officer group includes:

                                     Age at
                                    June 30,
Name                                  1997        Position
----                                --------      --------

Lynn D. Kramer-Crenshaw                46        Executive Vice President

Harry M. Zimmerman                     50        Executive Vice President

Rebecca S. McClure, Esquire            37        Senior Vice President,
                                                 Secretary and General Counsel

        Robert W. Pullo of York, Pennsylvania, is President and Chief Executive Officer of York Financial Corp. and a member of the Board of Directors. He is also Chairman of the Board of Directors and Chief Executive Officer of York Federal Savings and Loan Association, as well as Chairman of the Board of Directors of subsidiary companies - First Capital Brokerage Services, Inc., Lenders Support Group, Inc., New Service Corp., York Financial Investment Corp., First Capital Insurance Services, Inc. and Y-F Service Corp., Inc. He also serves on the Advisory Board of Meridian Venture Partnership. He is a member of the Board of Directors of the Community Bankers Association of Pennsylvania and a member of the American Community Bankers' national task force for electronic banking. He is the founding and current Chairman of the Board of the White Rose Foundation and is President of the Advisory Board for Penn State York. Mr. Pullo serves on the Board of Directors and Executive Committees of Memorial Hospital of York and the parent company Memorial Health Systems Corporation. He also serves on the Board of Trustees of the York YMCA and the York YWCA. He is a member of the Advisory Board of Junior Achievement, Youth Build, and the Junior League of York. He is also a member of the Board of Directors of the Jewish Community Center of York, Better York, the Strand Capitol Performing Arts Center, and the founding Board of the Susan P. Byrnes Health Education Center of Central Pennsylvania. He was the charter Chairman of the United Way Housing Initiatives and is past Chairman of the United Way Annual Fund Raising Campaign. He is also a past Chairman of the York Area Chamber of Commerce. Mr. Pullo is the recipient of the Minority Business Association's Volunteer of the Year award and the Excellence award from the Human Relations Commission for his work with minorities.

        Robert A. Angelo, Esq., of York, Pennsylvania is Executive Vice President, Secretary and General Counsel of York Financial and President and Chief Operating Officer of York Federal Savings and Loan. Prior to becoming Executive Vice President in August, 1991, Mr. Angelo was Senior Vice President of the Corporation. He obtained a Bachelor of Science Degree from La Salle University, Philadelphia, Pennsylvania and his Juris Doctor Degree from the University of Baltimore, School of Law, Baltimore, Maryland. Mr. Angelo is past Chairman of the Pennsylvania Association of Savings Institutions Legal Committee. Mr. Angelo is past Chairman of the Board and Executive Committee of the Housing Initiatives Corporation of the United Way of York County. He is a member of the Board of Directors of the Small Enterprise Development Company, Affordable Housing Endeavors, Inc. and Misericordia Convalescent Home.

        Robert C. Herzberger of Stewartstown, Pennsylvania, is Senior Vice President of York Financial and Executive Vice President of York Federal Savings and Loan. He earned a Masters of Science Degree from the University of Baltimore and a Bachelor of Science Degree from the University of Maryland. Mr. Herzberger is a member of the Board of Directors and Chairman of Junior Achievement of South Central Pennsylvania. He is a faculty member at Penn State York. Mr. Herzberger has also taught at York College of Pennsylvania, University of Baltimore and the College of Notre Dame. He is a member of the Baltimore Economic Society. From 1976 to 1986 he was Assistant Vice President of the Bank of Baltimore.

        James H. Moss joined York Federal in November 1984 and currently serves as Senior Vice President, Chief Financial Officer/Treasurer for York Financial and Executive Vice President of the Administrative Services Group and Chief Financial Officer/Treasurer for York Federal Savings and Loan. Mr. Moss is a Certified Public Accountant and from January 1978 to November 1984 served in various audit capacities with Ernst & Young LLP. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants. In addition, Mr. Moss serves as a member of the Board of Directors of the York County United Way and is active in the United Way's Fund Distribution Division.

        Lynn D. Kramer-Crenshaw is Executive Vice President of the Retail Group of York Federal Savings and Loan. A graduate of Towson State University, Ms. Kramer had over 15 years of commercial banking experience before joining York Federal as Vice President of Marketing in 1993. A resident of northern Baltimore County, Maryland, Ms. Kramer is a past board member and chairman of the Marketing Committee for Child Care Consultants, a York County non-profit organization. She is a also a past board member of the Central Atlantic Bank Marketing Association and a past member of the Citizen Advisory Committee for the Gunpowder Falls State Park and North Central Hike and Bike Trail.

        Harry M. Zimmerman of York, Pennsylvania is the Executive Vice President of the Business Banking Group of York Federal Savings and Loan and has over 29 years of experience in the banking industry. From 1992 to 1997, he was Senior Vice President and Corporate Banking Division Manager at Bank One in Youngstown, Ohio. He is a graduate of the University of Delaware with a Bachelor of Science Degree in Business Management and Psychology and has completed studies at the University of Oklahoma, Graduate School of Banking and the Rutgers University Stonier Graduate School of Banking. Current responsibilities include overseeing the activities of the Business Banking Group, which includes all commercial lending, commercial real estate lending and cash management services. He is also a member of York Federal's Senior Loan Committee. He has been active in numerous civic and community organizations, including the York County Industrial Development Corporation, the York County Industrial Development Authority, the United Way of York County, Memorial Hospital, York Hospital and the York YMCA.

        Rebecca S. McClure is Senior Vice President of the Corporate Services Group and Secretary/General Counsel for York Federal Savings and Loan. Prior to her promotion in October 1994, Ms. McClure was a Staff Attorney for the Association responsible for all litigation matters. She obtained a Bachelor of Arts Degree from Franklin and Marshall College, Lancaster, Pennsylvania in 1981 and a Juris Doctor Degree from Villanova University School of Law, Villanova, Pennsylvania in 1986. She is licensed to practice in Pennsylvania and Maryland. Ms. McClure is a member of the Board of Directors of the York Chapter of the American Red Cross and chairperson of its Human Resource committee. She was in private practice with the law firm of Zimmerman, Pfannebecker and Nuffort, Lancaster, Pennsylvania for the four years prior to joining York Federal's Legal Staff in May of 1990.

Item 2.  Properties
-------------------

        The following table sets forth the location of York Federal's offices and other facilities used in operations as well as certain additional information relating to these offices and facilities as of June 30, 1997.

                          Year                                     Expiration
                         Facility                Net Book   Leased/  Date of
Office Location           Opened      Cost       Value(1)   Owned    Lease
---------------          -------- -----------   ----------- -------  ---------

Main Office:
101 South George Street
York, PA                  1979    $ 4,241,960   $ 2,555,324  Owned       --

Branch Offices:
2690 S. Queen Street
York, PA                  1993        286,022       235,282  Owned       --

Northern Way
York, PA                  1995        509,781       475,121  Owned       --

Haines Acre Shopping
 Center
York, PA                  1975        126,523        71,762  Leased      10/05

1940 Carlisle Road
York, PA                  1972        337,397       157,603  Owned       --

1781 West Market Street
York, PA                  1986        360,053       286,498  Owned       --

1442 Bannister Street
West York, PA             1979        298,942       234,272  Owned       --

269 Penrose Place
Carlisle, PA              1997(2)       7,321         5,539  Leased      6/07

880 W. Broadway
Red Lion, PA              1978        340,333       218,239  Owned       --

Main Street & Forrest
 Avenue
Shrewsbury, PA            1975        258,970       147,533  Owned       --

798 Simpson Ferry Road
Mechanicsburg, PA        1975        263,215       197,337  Owned         --

1123 W. Governor Road
Hershey, PA              1973        393,717       213,559  Owned         --

                            (table continued on following page)

                          Year                                     Expiration
                         Facility                Net Book   Leased/  Date of
Office Location           Opened      Cost       Value(1)   Owned    Lease
---------------          -------- -----------   ----------- -------  ---------

75 Zimmerman Drive
Camp Hill, PA            1979     $  352,685    $  226,900  Owned         --

1758 Oregon Pike
Lancaster, PA            1979        392,769       254,081  Owned         --

201 Dart Drive
Hanover, PA              1980        389,952       279,940  Owned         --

499 Tyler Run Rd.
York, PA                 1989        314,390       264,659  Owned         --

4157 N. George Street
York, PA                 1989        354,445       286,196  Owned         --

3995 E. Market Street
York, PA (3)             1990      1,781,987     1,301,076  Owned         --

1816 Emmorton Road
Bel Air, MD              1991        720,767       613,239  Owned         --

2006 Rock Spring Road
Bel Air, MD              1991        725,420       615,928  Owned         --

39 Hanover Street
Spring Grove, PA         1993        419,621       381,500  Owned         --

1700 Baltimore Pike
Hanover, PA              1993        385,815       343,376  Owned         --

Other Facilities:

Haines Road MAC
York, PA                 1987         28,038         8,411  Leased
10/05

Red Lion MAC
Red Lion, PA             1988         21,330        15,236  Owned         --

30 East King Street
York, PA                 1973        747,489       351,677  Owned         --

42 East King Street
York, PA                 1989        229,790       175,178  Owned         --

                           (table continued on following page)

                          Year                                    Expiration
                         Facility                Net Book   Leased/  Date of
Office Location           Opened      Cost       Value(1)   Owned    Lease
---------------          -------- -----------   ----------- -------  ---------

134 South Duke Street    Parking
York, PA                 Lot      $   25,470   $    25,470  Owned         --

144 South Duke Street    Parking
York, PA                 Lot         136,926       126,957  Owned         --

104-126 South George
 Street                  1996
York, PA                           4,466,986     4,344,421  Owned         --

---------------
(1) Represents the net book value of land and buildings owned by York Financial or in the case of leased property the value of leasehold improvements.
(2) Branch previously located at MJ Carlisle Mall, opened in 1978. Prior to June 30, 1997, this leased facility was renovated at an approximate cost of $114,000 with payments made subsequent to June 30, 1997.
(3) Approximately 25.0% of the building is used as branch office with the remainder of the building used as an income producing property.

        As of June 30, 1997, the total book value of office properties and equipment owned by the Corporation and its subsidiaries, less allowances for depreciation and amortization, was $17.3 million.

Item 3.  Legal Proceedings
--------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1997.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters
--------------------------------------------------------------

        The information contained under the caption "Market Information" in the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

        The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
----------------------------------------------------------

        The information contained in the section captioned "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of York Financial" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

        The report of independent auditors and audited consolidated financial statements contained in the Annual Report which are listed under Item 14 herein, and the information contained in the section captioned "Supplementary Consolidated Financial Data" in the Annual Report are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure
---------------------------------------------------------

         None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

        The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. Information on the Corporation's executive officers is included in "Part I - Item 1. - Business" in this Form 10-K.

        The information contained under the section captioned "Proposal I - Election of Directors -- Compliance With Section 16(a) of the Exchange Act" in the Proxy Statement is incorporated herein by reference.

Item 11.  Executive Compensation
--------------------------------

        The information contained under the section captioned "Proposal I - Election of Directors -- Executive Compensation" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

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

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

        The information required by this item is incorporated herein by reference to the section captioned "Voting Securities and Principal Holders Thereof" and "Proposal I -- Election of Directors" of the Proxy Statement.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

(a)     (1) (2)    Report of Independent Auditors*

                   Consolidated Financial Statements*

                   (a)    Consolidated Balance Sheets, June 30, 1997 and 1996
                   (b)    Consolidated Statements of Income For the Years

                          Ended June 30, 1997, 1996 and 1995
                   (c)    Consolidated Statements of Stockholders' Equity For
                          the Years Ended June 30, 1997, 1996 and 1995
                   (d)    Consolidated Statements of Cash Flows For the Years
                          Ended June 30, 1997, 1996 and 1995
                   (e)    Notes to Consolidated Financial Statements

                   Schedules to the consolidated financial statements have been omitted as the required information is inapplicable.

        (3)        Exhibits

                   (3.1)   Articles of Incorporation of York Financial Corp.**
                   (3.2)   Bylaws of York Financial Corp.**
                   (10)(a) York Financial Corp. Incentive Stock Option Plan**
                       (b) York Financial Corp. Nonqualified Stock Option Plan
                           for Directors***
                       (c) 1992 York Financial Corp. Stock Option and
                           Incentive Plan***
                   (11)    Statement Regarding Computation of Per Share
                           Earnings
                   (13)    York Financial Corp. 1997 Annual Report to
                           Stockholders
                   (21)    Parent and Subsidiaries of the Registrant
                   (23)    Consent of Independent Auditors
                   (27)    Financial Data Schedule

                         (footnotes on following page)

(b) The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 1997.

---------------------
  * Incorporated by reference from the Annual Report attached as an exhibit hereto.
 ** Incorporated by reference from the Form S-4 filed by the Corporation under its former name of First Capital Group, Inc. with the Securities and Exchange Commission on September 19, 1985.
*** Incorporated by reference from the 1992 Annual Meeting Proxy Statement filed by the Corporation with the Securities and Exchange Commission on September 24, 1992.

                                    SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      YORK FINANCIAL CORP.



Date:  September 26, 1997         By: /s/ Robert W. Pullo
                                      -----------------------------------
                                          Robert W. Pullo
                                          President and Chief Executive
                                          Officer

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                         TITLE                        DATE
    ----------                         -----                        ----



/s/ Robert W. Pullo          President, Chief Executive    September 26, 1997
-------------------------    Officer and Director
Robert W. Pullo              (Principal Executive Officer)



/s/ James H. Moss            Senior Vice President         September 26, 1997
-------------------------    (Principal Financial
James H. Moss                and Accounting Officer)



/s/ Thomas W. Wolf           Chairman of the Board         September 26, 1997
-------------------------    of Directors
Thomas W. Wolf



/s/ Cynthia A. Dotzel        Director                      September 26, 1997
-------------------------
Cynthia A. Dotzel



/s/ Robert W. Erdos          Director                      September 26, 1997
-------------------------
Robert W. Erdos



/s/ Randall A. Gross         Director                      September 26, 1997
-------------------------
Randall A. Gross

/s/ Paul D. Mills            Director                      September 26, 1997
-------------------------
Paul D. Mills



/s/ Byron M. Ream            Director                      September 26, 1997
-------------------------
Byron M. Ream



/s/ Carolyn E. Steinhauser   Director                      September 26, 1997
--------------------------
Carolyn E. Steinhauser




/s/ Robert L. Simpson        Director                      September 26, 1997
-------------------------
Robert L. Simpson

                            Exhibit 11
              Statement Regarding Computation of Per Share Earnings


                                              Twelve Months Ended
                                                   June 30,
                                              1997          1996
                                            --------      --------
                                              (Dollars in thousands,
                                              except per share data)

Primary:
  Average shares outstanding...............  6,776,631    6,542,626
  Net effect of dilutive stock
   options -- based on the treasury stock
   method using average market price.......    402,961      417,432
                                             ---------    ---------
                      Totals...............  7,179,592    6,960,058
                                             =========    =========
Net income.................................  $   7,087    $  10,343
                                             =========    =========
Per share amount...........................  $    0.99    $    1.49
                                             =========    =========


Fully diluted:
Average shares outstanding.................  6,776,631    6,542,626
Net effect of dilutive stock options --
 based on the treasury stock method using
 quarter end market price or average
 market price whichever is greater.........    482,090      404,041
                                             ---------    ---------
                      Totals...............  7,258,721    6,946,667
                                             =========    =========
Net income.................................  $   7,087    $  10,343
                                             =========    =========
Per share amount...........................  $    0.98    $    1.49
                                             =========    =========

                                    EXHIBIT 13

                       1997 Annual Report to Stockholders

                                    YORK FINANCIAL CORP.


                                     ANNUAL REPORT 1997

A MESSAGE FROM THE PRESIDENT

It's been an interesting and deeply satisfying year for York Financial Corp., featuring three milestones, a 13-year trend of positive earnings and dividends, a one-time financial readjustment that will yield long-term financial rewards, and a growing commitment to the communities we serve.

                                        THE MILESTONES

This year our total stockholders' equity topped the $100 million mark, reaching $100,083,000 as of June 30, 1997. As you probably know, this moves us into the category of companies that stock analysts like to follow. And, given our performance record and prospects for growth, we are glad to have them watching.

We also crossed another threshold. Total assets increased 4.7% for the year, enabling us to accumulate an impressive total of $1,162,393,000 in assets by June 30, 1997.

Finally, consumer loans outstanding balances grew rapidly, with a 17.1% increase over the previous year.

                    13 YEARS OF EARNINGS AND DIVIDEND GROWTH

We have issued stock dividends/splits every year since becoming a publicly-traded company, with a 10% stock dividend on the October 1996 declaration date and a cash dividend pay-out of $0.57 for the year ending June 30, 1997.

Also, we've had an uninterrupted earnings record since going public, with total earnings of $7,087,000 and earnings per share of $0.99 for the year ending June 30, 1997. Book value per share at June 30, 1997 was $14.28.

We are also happy to report that Bauer Financial Reports, Inc., a nationally-recognized bank research firm, has awarded us their coveted "Superior 5-Star" rating for the 12th consecutive quarter.

                  THE NOT-SO-BAD NEWS THAT'S ACTUALLY GOOD NEWS

Due to circumstances beyond our control, we've experienced our first and only interruption to our quarterly profitability as a public-traded company. But in the long run, we'll be better off for it. Like all FDIC/SAIF members, we were required to participate in the recapitalization of the Savings Association Insurance Fund, or SAIF.

This resulted in an external, non-recurring, pre-tax charge of $5,310,000. From now on, however, our deposit insurance premiums will be substantially lower, so we will quickly recoup this expenditure and look forward to years of reduced insurance costs.

             PROVING YOU DON'T HAVE TO BE WORLDWIDE TO BE WORLD-CLASS

At a time when local communities need more attention than ever, community banks are being swallowed up in waves of mergers and acquisitions.

Our community orientation sets us apart in the areas we serve. As local people making decisions with a true understanding of and concern about local needs, we strengthen the communities we serve, both financially and socially. Not only is this good citizenship, it's good business. Our most recent corporate advertising campaign, "You Don't Have To Be Worldwide To Be World-Class", which features the globe shown in this report, echoes this community commitment.

Operating on the promise that people buy trust before they buy product, we've always worked energetically - investing a great deal of time and money - to build this intangible yet invaluable asset. By providing world-class services to the people who live and work in our world of south central Pennsylvania and northern Maryland, we've earned an enviable share of business in the heart of one of the most populous and prosperous regions of the country. There are many ways to reach out to communities we serve.

Consider these two examples from this past year. The first is postage stamps. People need them, and getting them can be quite an inconvenience. So, we've begun dispensing postage stamps through selected ATM machines. There's no profit in this, but lots of goodwill. The other example is our sponsorship of a local appearance by former British Prime Minister Margaret Thatcher . This great leader, who played a major role in ending the Cold War, not only honored and enriched our community by her very presence, she also enlightened us on a subject that's important in any modern community- family structure. It's activities like these that define the value of a community bank like York Federal. And now, we're about to move into a new era of commitment to local communities.

This year, we've established a new Business Banking Group. Designed to serve as a platform for a wide range of services to build the strength of the local economy, this group will also fill a critical void by providing commercial loans to the middle market segment. This will not only stimulate local growth and stability, but also diversify our income stream an make us less dependent on the highly competitive mortgage market.

            LOOKING FORWARD TO ANOTHER YEAR OF GROWTH AND INVOLVEMENT

We believe our prospects for the coming year are excellent. We anticipate growth in our traditional areas of business and foresee a quick start for our new Business Banking Group. Now that financial institutions in Pennsylvania will be allowed to sell insurance, we are actively pursuing expert partners to help us make it a vital part of our relationships with our customers. And with the SAIF recapitalization behind us, the way is paved for a return to our historic earning pattern.

I'd like to thank all our employees for their outstanding performance on the job and their generous and spirited outreach into the communities we serve.

We would like to encourage you, our stockholders, to improve the quality of your investment and the profitability of York Financial Corp. by taking advantage of our excellent financial services and becoming customers of York Federal.

                                          Sincerely

                                       /s/Robert W. Pullo
                                       Robert W. Pullo
                            President and Chief Executive Officer

                      [This page intentionally left blank]
                                                                       4

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

TABLE OF CONTENTS

     Page  1 - President's Message
     Page  6 - Consolidated Financial Highlights
     Page  6 - Market Information
     Page  7 - Selected Consolidated Financial Data
     Page  8 - Management's Discussion and Analysis of Consolidated
               Financial Condition and Results of Operations of
               York Financial
     Page 22 - Report of Management
     Page 23 - Report of Independent Auditors
     Page 24 - Consolidated Financial Statements
     Page 53 - Supplementary Consolidated Financial Data
     Page 54 - Directors and Officers
     Page 56 - Branch Offices
     Page 57 - Corporate Organization
     Page 57 - Corporate Information

                  York Financial Corp. and Subsidiaries

CONSOLIDATED FINANCIAL HIGHLIGHTS
(In thousands, except per share data)      For the year ended June 30
------------------------------------- ----------    ----------  --------
                                          1997          1996    % CHANGE
------------------------------------- ----------    ----------  --------
GROWTH
------------------------------------- ----------    ----------  --------
Average assets                        $1,160,893    $1,049,894     10.6%
Average loans                            989,670       895,912     10.5%
Average deposits                         949,903       869,370      9.3%
Average stockholders' equity              95,023        89,383      6.3%

OPERATING PERFORMANCE
------------------------------------- ----------    ----------  --------
Net interest income                      $35,853       $34,975      2.5%
Provision for loan losses                  2,424         2,300      5.4%
Other income                               8,696         8,630      0.8%
Other expenses                            31,163(1)     24,450     27.5%
Net income                                 7,087        10,343    (31.5%)

FINANCIAL RATIOS  (1)
------------------------------------- ----------    ----------  --------
Return on average assets                    0.61%         0.99%   (38.4%)
Return on average stockholders' equity      7.46%        11.57%   (35.5%)

STOCK PERFORMANCE  (1) (2)
------------------------------------- ----------    ----------  --------
Net income                                 $0.99         $1.49    (33.6%)
Book value per share                       14.28         13.97      2.2%
Market value per share                     19.88         15.23     30.5%
Cash dividends paid per share               0.57          0.51     11.8%


MARKET INFORMATION

      The common stock of York Financial Corp. is traded on the National Association of Securities Dealers Automated Quotation ("Nasdaq") National Market System under the symbol YFED. At the close of business on September 2, 1997, there were approximately 2,700 stockholders of record owning 7,040,278 outstanding shares of common stock. This does not reflect the number of persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

     The table below sets forth the quarterly range of high and low closing sales prices for York Financial Corp. Common Stock as reported by Nasdaq and dividends declared per common share.

                                                                 Cash
                                            Market Price       Dividends(2)(3)
------------------------------------- ----------    ----------  --------
                                        High (2)     Low (2)
------------------------------------- ----------    ----------  --------
Fiscal 1997

     1st quarter                         $16.59       $14.55     $0.136
     2nd quarter                          18.41        16.00      0.137
     3rd quarter                          19.75        16.00      0.150
     4th quarter                          20.00        17.75      0.150
------------------------------------- ----------    ----------  --------
                                                                 $0.573
------------------------------------- ----------    ----------  --------
Fiscal 1996

     1st quarter                         $16.32       $13.02     $0.124
     2nd quarter                          17.15        14.77      0.124
     3rd quarter                          16.82        14.89      0.128
     4th quarter                          16.36        15.00      0.136
------------------------------------- ----------    ----------  --------
                                                                 $0.512
------------------------------------- ----------    ----------  --------

(1) Includes one-time special assessment of $5.3 million pre-tax ($3.2 million net of taxes) to recapitalize the Savings Association Insurance Fund
(SAIF)
    of the Federal Deposit Insurance Corporation (FDIC) in accordance with the Deposit Insurance Funds Act enacted September 30, 1997.
(2) Market prices and dividends per share are adjusted for stock dividends effected through June 30, 1997.
(3) Restrictions are placed on the Corporation's ability to pay cash dividends as discussed in Note 13 of the Notes to Consolidated Financial Statements.

                   Selected Consolidated Financial Data

                                            June 30
                      1997        1996         1995        1994        1993
                   ----------  ----------   ----------   ---------   --------
                                    (Dollars in Thousands)

Assets............ $1,162,393  $1,109,804   $1,009,918    $888,543   $885,467
Short-term
  investments.....      1,527       2,207       19,861      53,794     51,754
Loans held for
  sale, net.......      4,882       5,686        6,450      10,314     18,361
Securities and
  Federal Home
  Loan Bank stock.     83,708      90,859       70,490      82,573     64,231
Loans receivable,
  net.............    997,841     938,570      845,205     669,850    675,024
Deposits..........    993,106     908,123      832,056     785,483    786,550
Borrowings........     46,236      74,380       65,759       1,668      3,853
Stockholders'
  equity..........    100,083      93,540       85,330      78,626     70,556
Loans serviced
  for others......    548,202     593,166      571,351     563,595    506,561
Number of:
  Real estate
   loans
   outstanding....      9,471       9,724        9,786       9,063      9,558
  Loans serviced
   for others.....      8,484       9,649        9,648       9,579      8,888
  Deposit
   accounts.......    128,211     118,758      114,541     112,271    113,371
  Offices........          22          22           22          22         22

                                       Year Ended June 30
                      1997        1996         1995        1994        1993
                   ----------  ----------   ----------   ---------   --------
                          (Dollars in Thousands, Except Per Share Data)

Interest income...    $87,641     $80,880      $68,155     $62,235    $66,421
Interest expense..     51,788      45,905       36,402      30,798     35,046
                      -------     -------      -------     -------    -------
Net interest
  income..........     35,853      34,975       31,753      31,437     31,375
Provision for
  loan losses.....      2,424       2,300        2,340       2,200      2,515
                      -------     -------      -------     -------    -------
Net interest
  income after
  provision for
  loan losses.....     33,429      32,675       29,413      29,237     28,860

Other income......      8,696       8,630        5,706       5,786      9,106
Other expenses....     31,163(1)   24,450       22,616      23,384     23,889
                      -------     -------      -------     -------    -------
Income before
  income taxes and
  cumulative effect
  of change in
  accounting
  principle.......     10,962      16,855       12,503      11,639     14,077
Provision for
  income taxes....      3,875       6,512        4,837       4,353      5,254
                      -------     -------      -------     -------    -------
Income before
  cumulative effect
  of change in
  accounting
  principle.......      7,087      10,343        7,666       7,286      8,823
Cumulative effect
  of change in
  accounting
  principle.......         --          --           --       2,088         --
                      -------     -------      -------     -------    -------
Net income........     $7,087     $10,343       $7,666      $9,374     $8,823
                      =======     =======      =======     =======    =======
Per share data:
  Net income......      $0.99       $1.49        $1.14       $1.41      $1.37
  Cash dividends
   paid...........      $0.57       $0.51        $0.47       $0.45      $0.41
  Book value......     $14.28      $13.97       $13.01      $12.26     $11.37
  Shares outstand-
   ing (year end).  7,008,347   6,696,494    6,560,558   6,412,468  6,202,428
  Weighted average
   shares.........  7,179,592   6,960,058    6,728,244   6,647,736  6,407,172

Other financial ratios:

  Return on
   average assets.       0.61%       0.99%        0.83%       1.05%      1.01%
  Return on
   average equity.       7.46%      11.57%        9.39%      12.30%     13.38%
  Dividend payout
   ratio..........      55.30%      32.69%       39.94%      29.62%     28.88%
  Average equity
   to average
   assets.........       8.19%       8.51%        8.85%       8.55%      7.53%

                   All per share data is adjusted for stock dividends
                            effected through June 30, 1997.

(1) Includes one-time special assessment of $5.3 million pre-tax ($3.2 million net of taxes) to recapitalize the of the FDIC in accordance with the Deposit Insurance Funds Act enacted September 30, 1996.

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

      York Financial is a unitary savings and loan holding company incorporated in Pennsylvania in September 1985 and in August 1986 became the sole stockholder of York Federal Savings and Loan Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At June 30, 1997, the Corporation had consolidated assets of $1.2 billion, total deposits of $993.1 million and stockholders' equity of $100.1 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, consumer loans and investment securities. York Federal conducts its business through twenty-two offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

     The Corporation's net income is highly dependent on the interest rate spread between the average rate earned on loans and securities and the average rate paid on deposits and borrowings as well as the amount of the respective assets and liabilities outstanding. Other operating income is a strong supplement to York Federal's interest income and is primarily the result of mortgage banking activities including gains on sales of mortgage-backed securities and related value attributed to mortgage servicing rights created from loan originations and service fee income derived from the portfolio of loans serviced for others. Other operating income also includes gains and losses on sales of real estate, equity in a limited partnership interest, and fees and service charges assessed on loan and deposit transactions.

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

     Management reviews the Association's interest sensitivity position on an ongoing basis and prepares strategies to adjust that sensitivity to maximize the yield on the asset portfolio while maintaining the interest rate sensitivity on earning assets at acceptable levels to insulate it from the effects of interest rate fluctuations. The Corporation originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed rate loan originations. The funding sources for these portfolio loans are deposits with various maturities and short term borrowings. The result of this origination and funding activity was a $75.1 million liability sensitive gap at the one year time period at June 30, 1997.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            OF YORK FINANCIAL
                               (continued)

     A traditional measurement utilized to quantify interest rate risk is an interest sensitivity gap analysis. The following table presents the Corporation's interest sensitivity gap between interest-earning assets and interest-bearing liabilities for various time frames as of June 30, 1997. Fixed rate loans are shown in the time frame corresponding to contractual principal amortization schedules, adjusted for annual prepayment assumptions based on market expectations regarding future prepayment speeds. Adjustable rate loans are shown in the time frame corresponding to the next contractual interest rate adjustment date. Passbook and NOW accounts are assumed to be subject to repricing throughout the periods shown based on OTS statistical information.

Interest Sensitivity Gap Analysis

                                       Subject to Repricing
                                       --------------------
                    0-30       31-90    91-365     1-5      Over 5
                     Days       Days      Days     Years     Years     Total
                   -------    -------  --------  --------  --------  --------
                                      (Dollars in Thousands)

Interest-earning
 assets:
 Loans (1)....... $133,470    $85,160  $335,592  $330,653  $117,848 $1,002,723
 Securities held
  for trading....    7,158         --        --        --        --      7,158
 Securities
  available for
  sale...........   10,907      2,367     8,582    30,890     6,944     59,690
 Securities held
  to maturity(2).    3,507      5,014       151       229     7,959     16,860
 Other interest-
  earning assets.    1,527         --        --        --        --      1,527
                  --------    -------  --------  --------  -------- ----------
    Total........  156,569     92,541   344,325   361,772   132,751  1,087,958

Interest-bearing
 liabilities:
 Deposits
  NOW accounts...    9,747      6,230    22,352    36,779     17,192    92,300
  Savings
   accounts......    6,496      2,010     8,249    28,264     26,733    71,752
  Money market
   accounts......  216,901         --        --        --         --   216,901
  Certificate
   accounts......  146,504     44,514   159,620   245,610      3,811   600,059

  Borrowings.....   20,928     25,002         9        50        247    46,236
                  --------    -------  --------  --------  -------- ----------
    Total........  400,576     77,756   190,230   310,703     47,983 1,027,248
                  --------    -------  --------  --------  -------- ----------

Interest sensi-
 tivity gap......$(244,007)   $14,785   $154,095  $51,069    $84,768   $60,710
                  ========    =======   ========  =======  ========= =========
Cumulative
 interest sensi-
 tivity gap......$(244,007) $(229,222)  $(75,127)$(24,058)   $60,710
                  ========    =======   ========  =======  =========
  As a percent of
   total
   assets (3)....  (20.99%)    (19.72%)   (6.46%)   (2.07%)     5.22%
                  ========    =======   ========  =======  =========
--------------------
   (1) Includes loans held for sale of $4.9 million.
   (2) Includes FHLB stock, at cost of $7.9 million.
   (3) A negative percentage is favorable to net interest income in a decreasing rate environment and a positive percentage is favorable to net interest income in an increasing rate environment.

     The Corporation also monitors its interest rate risk in accordance with regulatory guidance. Fluctuations in net interest income and the market value of portfolio equity are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Interest rate risk as indicated through balance sheet simulations at June 30, 1997 is considered to be within acceptable limits. The management of York Federal is committed to managing the asset portfolio in order to maximize the yield and maintain an interest rate sensitivity of York Federal's earning assets that insulates it from the potential negative effect of interest rate fluctuations.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            OF YORK FINANCIAL
                               (continued)

ASSET QUALITY

     Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio. The Association's policy is to maintain the allowance for loan losses at a level believed adequate by management to absorb potential loan losses within the portfolio. Management's determination of the adequacy of the allowance is performed by an internal loan review committee and is based on risk characteristics of the loans including loans deemed impaired in accordance with Financial Accounting Standards Board (FASB) Statement No. 114, past loss experience, economic conditions and such other factors that deserve recognition. Additions to the allowance are charged to operations.

     An analysis of the allowance for loan losses is as follows:

                                              Year Ended June 30
                                   1997     1996     1995    1994     1993
                                  ------  -------   ------   ------   ------
                                            (Dollars in Thousands)

Total allowance for loan losses
  at beginning of period........  $6,609   $5,840   $4,492   $3,346   $5,204
Loans charged-off:
  Real estate-mortgage:
    Residential.................   1,304    1,151    1,138      913      730
    Commercial..................   1,820      620        5      125    3,668
  Consumer......................     226      100      127      314      141
                                  ------  -------   ------   ------   ------
        Total charge-offs.......   3,350    1,871    1,270    1,352    4,539
Recoveries:
  Real estate-mortgage:
    Residential.................     210      156      185      266      152
    Commercial..................     516      184       92       31       12
  Consumer......................       4       --        1        1        2
                                  ------  -------   ------   ------   ------
         Total recoveries.......     730      340      278      298      166
                                  ------  -------   ------   ------   ------
         Net loans charged-off..   2,620    1,531      992    1,054    4,373
Provision for loan losses.......   2,424    2,300    2,340    2,200    2,515
                                  ------  -------   ------   ------   ------
Total allowance for loan losses
  at end of period..............  $6,413   $6,609   $5,840   $4,492   $3,346
                                  ======  =======   ======   ======   ======
Percentage of net charge-offs
  to average loans outstanding
  during the period.............    0.26%    0.17%    0.13%    0.15%    0.66%
                                  ======  =======   ======   ======   ======
Percentage of allowance for
  loan losses to adjusted
  total loans...................    0.64%    0.70%    0.69%    0.67%    0.49%
                                  ======  =======   ======   ======   ======

    The allowance for loan losses totaled $6.4 million or .64% of adjusted total loans of $1.0 billion at June 30, 1997. Such amount is considered adequate relative to management's assessment of risk characteristics inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to problem loans as well as changes in economic conditions.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            OF YORK FINANCIAL
                               (continued)

     An analysis of nonperforming assets is summarized as follows:

                                                  June 30
                                 1997      1996    1995      1994      1993
                                ------   ------   ------    ------    ------
                                           (Dollars in Thousands)

Loans accounted for on a non-
 accrual basis:
  Real estate-mortgage:
    Commercial................   $950    $1,481    $3,498      $546    $1,760
  Land........................     --       200        --        --        --
                               ------    ------    ------    ------    ------
    Total nonaccrual loans....    950     1,681     3,498       546     1,760
Accruing loans which are
 contractually past due
 90 days or more:
  Real estate-mortgage:
    Residential............... 12,735    10,029     9,133    11,905    13,577
   Consumer...................    702       383       433       445       679
                               ------    ------    ------    ------    ------
    Total of 90 days past due
      loans................... 13,437    10,412     9,566    12,350    14,256
                               ------    ------    ------    ------    ------
Total of nonaccrual and 90
 days past due loans..........$14,387   $12,093   $13,064   $12,896   $16,016
                               ======    ======    ======    ======    ======
   As a percent of total
     loans....................   1.43%     1.28%     1.53%     1.90%     2.31%
                               ======    ======    ======    ======    ======
Real estate owned:
 Real estate acquired through
  foreclosure or repossession
  by loan type:
   Real estate:
     Residential.............. $4,978    $4,913    $5,981    $3,398    $4,346
     Commercial...............  2,714     2,370     2,278     9,421     5,503
   Land.......................  2,895     3,349     5,107     6,254     5,961
   Consumer...................     --        --        --        --        19
 Loans classified as in
   substance foreclosure......     --        --       200       713     7,571
 Allowance for real estate
   losses.....................   (365)     (955)     (630)   (1,453)   (1,238)
                               ------    ------    ------    ------    ------
Total real estate owned.......$10,222    $9,677   $12,936   $18,333   $22,162
                               ======    ======    ======    ======    ======
   As a percent of total
    assets....................   0.88%     0.87%     1.28%     2.06%     2.50%
                               ======    ======    ======    ======    ======
Total nonperforming assets....$24,609   $21,770   $26,000   $31,229   $38,178
                               ======    ======    ======    ======    ======
   As a percent of total
    assets....................   2.12%     1.96%     2.57%     3.51%     4.31%
                               ======    ======    ======    ======    ======

      The Association's nonaccrual policy generally covers loans which are 90 or more days past due. All commercial real estate loans are placed on nonaccrual status when the collectibility of interest is uncertain based on specific circumstances evaluated on a loan by loan basis or when interest is more than 90 days past due. In the case of residential real estate and consumer loans, management evaluates the collectibility of accrued amounts based on the underlying collateral value or knowledge of the specific circumstances resulting from collection efforts and may elect to place specific loans on nonaccrual status. As noted in the previous table, residential mortgage loans contractually past due 90 days or more have increased as compared to the prior period due to a general increase in the residential mortgage loan portfolio. However, in management's judgment, such residential assets present a relatively low risk of loss as a result of related underwriting requirements, normal collection efforts and the underlying value of collateral. See Notes 1 and 4 of the Notes to Consolidated Financial Statements.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            OF YORK FINANCIAL
                               (continued)

      Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining an allowance for real estate losses (such allowance is separate from and in addition to the allowance for loan losses). In fiscal 1997, net charge-offs were $1,778,000 and additions to the allowance totaled $1,188,000 resulting in a decrease in the allowance to $365,000. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.

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

     Deposits represent the Association's primary source of funds. The Association does not rely on brokered deposits as a source of funds. During fiscal 1997, the Association's deposits increased $85.0 million. In addition, York Federal has supplemented its deposit gathering efforts through borrowings from the FHLB of Pittsburgh. At June 30, 1997, York Federal had $45.3 million in FHLB advances outstanding at a weighted average interest rate of 5.79%. For additional details of FHLB advances and other borrowings, refer to Note 10 of the Notes to Consolidated Financial Statements.

     Under current regulations, York Federal is required to maintain liquid assets at 5.0% or more of its net withdrawable deposits plus short term borrowings. Throughout the fiscal years ended June 30, 1997 and 1996, York Federal maintained an average liquidity level which was in compliance with the regulatory requirements. At June 30, 1997, the Association's liquidity level was 5.04%.

     Amortization and prepayments of loans and proceeds from loan and securities sales within the Association's mortgage banking activity represent a substantial source of funds to York Federal. These sources amounted to $316.0 million, $317.8 million and $223.9 million in fiscal 1997, 1996 and 1995, respectively.

     The principal use of funds is the origination of mortgage and other loans. Loan demand resulted in total originations of $390.6 million in fiscal 1997. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity and expanded mortgage broker relationships. The volume of originations was favorably impacted by a relatively stable interest rate environment and included traditional long term fixed rate loans originated

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            OF YORK FINANCIAL
                               (continued)

primarily for sale as well as adjustable rate and residential construction loan products. In addition, in response to changing customer preferences intermediate term mortgage products, i.e. seven year balloon loans and 5/1 CMT adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter), continue to represent a significant component of loan origination volume.

     The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations. See Notes 16 and 17 of the Notes to Consolidated Financial Statements for information on commitments and fair value of financial instruments at June 30, 1997.

CAPITAL

     The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at June 30, 1997 totaled $100.1 million compared to $93.5 million at June 30, 1996, an increase of $6.6 million or 7.1%. This growth was a result of a combination of factors including current earnings, cash dividends paid (representing a payout ratio of 55.3%), issuance of shares in connection with various benefit and dividend reinvestment plans and the impact of unrealized gains on "available for sale" securities.

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

     Risk-Based Capital. Risk-based capital must equal at least 8.0% of risk-weighted assets, as defined in the regulations. The core capital component of risk-based capital, as defined above, must equal at least 4.0% of risk weighted assets.

     At June 30, 1997, York Federal's tangible and core capital both equaled 7.5% ($86.2 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%, respectively. York Federal's total assets do not include any goodwill. York Federal's core capital to risk weighted assets equaled 11.1% ($86.2 million) at June 30, 1997, which exceeds the required level of 4.0%. Finally, York Federal's risk-based capital ratio equaled 12.0% ($92.5 million) at June 30, 1997, which exceeds the required level of 8.0% by $30.6 million. For a more comprehensive analysis of capital, refer to Note 13 of the Notes to Consolidated Financial Statements.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            OF YORK FINANCIAL
                               (continued)

TRANSACTIONS WITH AFFILIATES

     Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At June 30, 1997, such transactions are within these regulatory limits.

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

NET INTEREST INCOME

     York Financial's earnings are affected by the level of York Federal's net interest income, the difference between the income it receives on its loan portfolio and other investments, and its cost of funds, consisting primarily of interest paid on deposits and borrowings. Net interest income is affected by the average yield on interest-earning assets, the average rate paid on interest-bearing liabilities, and the ratio of interest-earning assets to interest-bearing liabilities.

     Net interest income for fiscal 1997 was $35.9 million, as compared to $35.0 million for fiscal 1996, which represents a 2.5% increase. The margin on interest-earning assets for fiscal 1997 decreased to 3.27% from 3.54% for fiscal 1996. The following table provides information regarding the dollar amount of interest income earned on interest-earning assets and the resulting yields, as well as the dollar amount of interest expense on interest-bearing liabilities and the resulting rates paid for the three years ending June 30, 1997.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            OF YORK FINANCIAL
                               (continued)

Average Balance and Interest Yield/Rate Analysis

                                                 Year Ended June 30
                                  1997                          1996                          1995
                       -------------------------     ------------------------     --------------------------
                       Average             Yield     Average            Yield     Average              Yield
                       Balance  Interest    Rate     Balance  Interest  Rate      Balance   Interest   Rate
                       -------  --------   -----     -------  --------  -----     -------   --------   -----
                                              (Dollars in Thousands)
Interest-earning
 assets:
  Loans(1)(2)........  $989,670  $80,820    8.17%   $895,912   $75,001   8.37%    $751,646   $61,354   8.16%
  Securities held
    for trading .....    18,935    1,329    7.02       6,300       479   7.60        3,918       291   7.43
  Securities avail-
    able for sale ...    56,256    3,711    6.60      47,126     3,142   6.67       47,059     3,369   7.16
  Securities held to
    maturity.........    16,141      951    5.89      22,888     1,361   5.95       35,239     2,069   5.87
  Other interest-
    earning assets...    15,747      830    5.27      16,116       897   5.57       21,077     1,072   5.09
                      ---------   ------    ----  ----------    ------   ----     --------    ------   ----
Total interest-
  earning assets..... 1,096,749   87,641    7.99     988,342    80,880   8.18      858,939    68,155   7.93
Noninterest-earning
  assets.............    64,144                       61,552                        63,428
                     ----------                   ----------                      --------
    Total............$1,160,893                   $1,049,894                      $922,367
                     ==========                   ==========                      ========
Interest-bearing
 liabilities:
  Deposits
   NOW accounts .....   $87,720    1,944    2.22     $81,803     1,865   2.28      $85,259     2,001   2.35
   Savings accounts..    73,764    2,040    2.77      87,144     2,419   2.78      126,365     3,497   2.77
   Money market
    accounts.........   205,168    9,017    4.39     182,626     8,114   4.44      124,269     4,307   3.47
   Certificate
    accounts.........   571,825   33,364    5.83     514,339    29,923   5.82      447,573    24,527   5.48
  Borrowings.........   100,826    5,423    5.38      63,464     3,584   5.65       35,193     2,070   5.88
                      ---------   ------    ----  ----------    ------   ----     --------    ------   ----

Total interest-bearing
  liabilities........ 1,039,303   51,788    4.98     929,376    45,905   4.94      818,659    36,402   4.45
                                  ------    ----                ------   ----                 ------   ----
Noninterest-bearing
  deposits...........    11,426                        3,458                         6,244
Noninterest-bearing
  liabilities........    15,141                       27,677                        15,790
                     ----------                   ----------                      --------

                      1,065,870                      960,511                       840,693
Stockholders' equity.    95,023                       89,383                        81,674
                     ----------                   ----------                      --------
   Total.............$1,160,893                   $1,049,894                      $922,367
                     ==========                   ==========                      ========
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities.........      1.06x                        1.06x                         1.06x
                     ==========                   ==========                      ========

Net interest income/
 interest rate
 spread..............            $35,853    3.01%              $34,975   3.24%               $31,753   3.49%
                                 =======    ====               =======   ====                =======   ====
Net interest-earning
 assets/margin on
 interest-earning
 assets..............   $57,446             3.27%    $58,966             3.54%     $40,280             3.70%
                       ==========             ====  ==========             ====      =======
====
--------------------
   (1) Average balances include loans on nonaccrual status.
   (2) Average balances include amounts held for sale.

     During fiscal 1997, York Federal originated $390.6 million of loans including loans refinanced from the
Association's portfolio totalling $13.6 million and mortgage loans securitized or sold of $126.7 million.
The result of these activities, when combined with loan repayments including refinance activity was a 10.5%
increase in average loans outstanding during fiscal 1997. This increase is primarily attributable to the success by our mortgage broker relationships of selling our intermediate term mortgage loan products. These


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            OF YORK FINANCIAL
                               (continued)

programs represented $196.1 million or 50.2% of total loan originations. The average balance of securities and other interest-earning assets increased $14.6 million over the prior fiscal year. This composition of the Association's assets had a positive effect on interest income and reflected the retention of intermediate term mortgages. In total, interest-earning assets averaged 11.0% more in fiscal 1997 than in fiscal 1996, resulting in an increase in interest income. Offsetting the changes in asset composition, downward loan repricing contributed to the yield on earning assets decreasing 19 basis points to 7.99%. This combination of volume and rate changes resulted in a net increase in interest income of $6.8 million, or 8.4%.

     Interest expense increased as a result of an 11.8% increase in the average level of interest-bearing liabilities and a four basis point increase in the cost of funds to 4.98%. In order to maintain and attract new deposits during fiscal 1997, the Association continued to successfully market a Guaranteed Money Fund Account (which is priced based on nationally reported money fund rates) as well as to provide competitive interest rates through offerings and special promotional rates on selected certificate of deposit account programs. This response to the increased competitive pressures for deposits resulted in an increase in deposit balances and a shift in the composition of the deposit portfolio from low cost transaction accounts to higher cost money market and certificate accounts. These changes in the composition of the deposit portfolio, in addition to an increase in short term borrowings required to fund asset growth, contributed to the increased cost of funds.

     The volume/rate analysis shown in the following table presents a comparative analysis of reported interest income and expense in relation to changes in specific asset and liability account balances (volume) and corresponding interest rates (rate). This analysis illustrates the net impact of previously discussed volume and rate changes on net interest income for fiscal 1997 compared to fiscal 1996, and fiscal 1996 compared to fiscal 1995. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume and
(2) changes in rates. The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume/Rate Analysis

                                                                Year Ended June 30
                                               1997 compared to 1996           1996 compared to 1995
                                             Increase (Decrease) Due To:     Increase (Decrease) Due To:
                                             ---------------------------     ---------------------------
                                              Volume     Rate       Net       Volume     Rate       Net
                                             -------- ---------- -------     -------- ---------- -------
                                                                   (In Thousands)
Interest Income:

    Loans.................................   $7,657   $(1,838)   $5,819     $12,042    $1,605   $13,647
    Securities held for trading...........      887       (37)      850         181         7       188
    Securities available for sale.........      602       (33)      569           4      (231)     (227)
    Securities held to maturity...........     (401)       (9)     (410)       (725)       17      (708)
    Other interest-earning assets.........      (20)      (47)      (67)       (252)       77      (175)
                                             ------    ------     -----     -------    ------   -------
        Total.............................    8,725    (1,964)    6,761      11,250     1,475    12,725
Interest expense:
    Deposits
      NOW accounts........................      131       (52)       79         (80)      (56)     (136)
      Savings accounts....................     (371)       (8)     (379)     (1,085)        7    (1,078)
      Money market accounts...............      991       (88)      903       2,379     1,428     3,807
      Certificate accounts................    3,354        87     3,441       3,818     1,578     5,396
    Borrowings............................    2,010      (171)    1,839       1,597       (83)    1,514
                                             ------    ------     -----     -------    ------   -------
        Total.............................    6,115      (232)    5,883       6,629     2,874     9,503
                                             ------    ------     -----     -------    ------   -------
Net interest income.......................   $2,610   $(1,732)     $878      $4,621   $(1,399)   $3,222
                                             ======    ======     =====     =======    ======   =======


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            OF YORK FINANCIAL
                               (continued)

PROVISION FOR LOAN LOSSES

      In fiscal 1997, additions were made to the allowance for loan losses in the amount of $2.4 million resulting in an allowance (net of charge-offs and recoveries of $2.6 million) of $6.4 million, or .64% of the loan portfolio, compared to an allowance of $6.6 million, or .70% at fiscal year end 1996. See "Asset Quality" for further discussion of the allowance for loan losses.

OTHER INCOME

     Other income was $8.7 million for fiscal 1997. Mortgage banking income for fiscal 1997 increased $1.1 million to $3.6 million or 42.9% as compared to the same period in 1996 and includes gain on sales of loans and trading securities of $1.8 million. Mortgage backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At June 30, 1997, securities held for trading were $7.2 million with an indicated unrealized gain of $37,000 which was recognized as a component of mortgage banking income.

     The portfolio of loans serviced for others totaled $548.2 million at June 30, 1997, with an average net servicing rate of approximately 22 basis points, as compared to $593.2 million at June 30, 1996 with an average net servicing rate of approximately 23.4 basis points. A portion of the change in the balance of loans serviced for others was the sale of servicing rights on approximately $96.7 million of loans consummated in December 1996 at a net gain of $510,000. The average balance outstanding of loans serviced for others decreased $36.9 million in fiscal 1997. The decrease in net servicing rate of
1.4 basis points is primarily attributable to the implementation of FASB Statement No. 122 and the related capitalization of mortgage servicing rights. Amortization of capitalized mortgage servicing rights was $215,000 in fiscal 1997 and is recognized as a reduction of gross servicing fee income. Such amount compares to $79,000 in fiscal 1996. The combination of these volume and rate changes caused loan servicing fees for fiscal 1997 to decrease $169,000 or 12.2% to $1.2 million as compared to fiscal 1996. For additional information on loan servicing fees and mortgage banking activity refer to Notes 1 and 5 of the Notes to Consolidated Financial Statements.

     Gain on sales of real estate during fiscal 1997 totalled $91,000 and is the result of disposition of real estate acquired in the normal course of business. Gain on sale of a limited partnership interest was $1.2 million and represents the planned exit from a successful real estate development/management partnership. Fees and service charges for fiscal 1997 increased $334,000 or 13.3% to $2.8 million as compared to $2.5 million in fiscal 1996, and is primarily a result of a current service charge fee structure coupled with growth in both loans and deposits.

     The Corporation is a partner in various joint ventures. In the year ended June 30, 1997, loss from joint ventures totalled $118,000 as compared to income of $1.2 million in 1996. The loss is related to the Corporation's share in the net loss of a venture capital partnership resulting from the decreased market value of underlying portfolio investments. For additional information on investments in and advances to joint ventures refer to Note 8 of the Notes to Consolidated Financial Statements.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            OF YORK FINANCIAL
                               (continued)

     Other operating income was $1.1 million in fiscal 1997 as compared to $713,000 in fiscal 1996. This amount represents income from operations of subsidiaries including commissions earned from discount brokerage activities and appraisal and construction inspection fees for services provided to independent third parties.

OTHER EXPENSES

     Other expenses of $31.2 million increased $6.7 million or 27.5% in fiscal 1997 as compared to $24.5 million in fiscal 1996 which was primarily attributable to the one time SAIF special assessment. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the SAIF and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment on SAIF deposits equal to 65.7 basis points of the SAIF-assessable deposit base as of March 31, 1995. The one-time special assessment amounted to an additional expense to the Association of approximately $5.3 million for the year ended June 30, 1997. York Federal paid $1.2 million in deposit insurance premiums to the SAIF in fiscal 1997, a decrease of $705,000 or 36.1% compared to fiscal 1996. As a result of the one time special assessment the Association's insurance premium rate decreased from 23.0 basis points for the periods ending December 31, 1996 to 18.0 basis points and to 6.4 basis points in the quarters ending March 31, 1997 and June 30, 1997, respectively. The current 6.4 basis point rate is more consistent with the deposit insurance premiums paid by Bank Insurance Fund
(BIF) insured institutions and may vary according to Association capital levels and management ratings.

     Salaries and employee benefits decreased $298,000 or 2.5% in fiscal 1997 over fiscal 1996 and is attributable to a combination of the following factors: annual adjustments to the salary administration program and start up compensation expenses related to a newly established Commercial Business Banking Group, decreases in incentive and profit sharing compensation as a result of lower than anticipated operating performance primarily due to the SAIF assessment, decrease in commissions paid to loan originators as a result of a decrease in loan volume through that origination channel and a decrease in full time equivalent personnel from 393 at June 30, 1996 to 380 at June 30, 1997. Occupancy expense increased $794,000 or 29.6% in fiscal 1997 over fiscal 1996 and is primarily attributed to operating cost related to a new office facility occupied in June 1996. Real estate expenses increased $612,000 in fiscal 1997 over fiscal 1996 and is primarily attributable to an increase in the provision for possible real estate losses. Advertising cost increased $420,000 or 75.3% in fiscal 1997 as compared to fiscal 1996 and is primarily attributable to customer and product awareness campaigns. Other expenses increased $500,000 or 9.3% in fiscal 1997 as compared to fiscal 1996 and includes contributions in connection with tax favored community redevelopment projects.

PROVISION FOR INCOME TAXES

     The provision for income taxes of $3.9 million for fiscal 1997 represents an effective tax rate of 35.4% as compared to 38.6% for fiscal 1996. The decrease in the effective tax rate is primarily attributable to tax credits recognized on tax favored community redevelopment projects. For a more comprehensive analysis of income tax expense, refer to Note 11 of the Notes to Consolidated Financial Statements.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            OF YORK FINANCIAL
                               (continued)


RESULTS OF OPERATIONS

Fiscal 1996 Compared to Fiscal 1995

NET INTEREST INCOME

     Net interest income for fiscal 1996 was $35.0 million, as compared to $31.8 million for fiscal 1995, which represented a 10.1% increase. The margin on interest-earning assets for fiscal 1996 decreased to 3.54% from 3.70% for fiscal 1995. For further information, see "Average Balances and Interest Yield/Rate Analysis" and "Volume/Rate Analysis" tables included in this document.

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

     Interest expense increased as a result of a 13.5% increase in the average level of interest-bearing liabilities and a 49 basis point increase in the cost of funds to 4.94%. In order to maintain and attract new deposits during fiscal 1996, the Association continued to successfully market a Guaranteed Money Fund Account (which is priced based on nationally reported money fund rates) as well as providing very competitive interest rate offerings and special promotional rates on selected certificate of deposit account programs. This response to the increased competitive pressures for deposits resulted in an increase in deposit balances and a shift in the composition of the deposit portfolio from low cost transaction accounts to higher cost money market and certificate accounts. These changes in the deposit portfolio in addition to an increase in short term borrowings required to fund asset growth contributed to the increased cost of funds.

PROVISION FOR LOAN LOSSES

      In fiscal 1996, additions were made to the allowance for loan losses in the amount of $2.3 million resulting in an allowance (net of charge-offs and recoveries of $1.5 million) of $6.6 million, or .70% of the loan portfolio, compared to an allowance of $5.8 million, or .69% at fiscal year end 1995. See "Asset Quality".

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            OF YORK FINANCIAL
                               (CONTINUED)

OTHER INCOME

     Other income was $8.6 million for fiscal 1996, an increase of 51.2% over fiscal 1995. Mortgage banking income for fiscal 1996 increased $337,000 to $2.5 million or 15.4% as compared to the same period in 1995. Mortgage servicing rights capitalized during the year ended June 30, 1996 was the primary factor in the increased gain on sales of loans and trading securities over the prior year.

     Mortgage backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At June 30, 1996, securities held for trading were $21.7 million with an indicated unrealized loss of $943,000 which was recognized as a component of mortgage banking income.

     The portfolio of loans serviced for others totaled $593.2 million at June 30, 1996, with an average net servicing rate of approximately 23.4 basis points, as compared to $571.4 million at June 30, 1995 with an average net servicing rate of approximately 28.5 basis points. Included in the change in the balance of loans serviced for others was the sale of servicing rights on approximately $47.1 million of loans consummated in June 1996 at a net gain of $496,000. The average balance outstanding of loans serviced for others increased $35.6 million in fiscal 1996. The decrease in net servicing rate of
5.1 basis points includes an increase in interest cost totalling $214,000 in fiscal 1996 compared to $135,000 in fiscal 1995 resulting from the timing of loan payoffs and remittances to government sponsored agencies in the secondary market. The combination of these volume and rate changes caused loan servicing fees for fiscal 1996 to decrease $201,000 or 12.6% to $1.4 million as compared to fiscal 1995. For additional information on loan servicing fees and mortgage banking activity refer to Notes 1 and 5 of the Notes to Consolidated Financial Statements.

     Gain on sales of real estate during fiscal 1996 totalled $1.3 million and is primarily attributed to the sale of real estate held for investment. Fees and service charges for fiscal 1996 increased $287,000 or 12.9 % to $2.5 million as compared to $2.2 million in fiscal 1995, and is primarily a result of a new service charge fee structure coupled with growth in both loans and deposits.

     The Corporation is a partner in various joint ventures. In the year ended June 30, 1996, income from joint ventures totalled $1.2 million as compared to $100,000 in 1995. The income is related to the Corporation's share in the net income of a venture capital partnership resulting from the increased market value of underlying portfolio investments.

     Other operating income was $713,000 in fiscal 1996 as compared to $759,000 in fiscal 1995. This amount represents income from operations of subsidiaries including commissions earned from discount brokerage activities and appraisal and construction inspection fees for services provided to independent third parties.

OTHER EXPENSES

     Other expenses of $24.5 million increased $1.8 million or 8.1% in fiscal 1996 as compared to $22.6 million in fiscal 1995. Salaries and employee benefits increased $697,000 or 6.2% in fiscal 1996 over fiscal 1995 and is attributable to a combination of the following factors: revisions to the salary administration program wherein staff salary levels were adjusted to bring salaries in line with current market target pay amounts for respective positions, increases in incentive compensation payouts as a result of improved operating performance measures, lower commissions paid to loan originators as a result of increased

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                            OF YORK FINANCIAL
                               (CONTINUED)

emphasis on correspondent mortgage broker relationships, and a decrease in full time equivalent personnel from 419 at June 30, 1995 to 393 at June 30, 1996. Occupancy expense increased $218,000 or 8.8% in fiscal 1996 over fiscal 1995 as a result of increased cost of services used in operations as well as the initial startup cost for the recently completed operations office in York, Pennsylvania. This project included the restoration of an historically significant facade and is representative of the Association's ongoing investment in its community.

     Federal deposit insurance premiums increased $136,000 or 7.5% in fiscal 1996 over 1995 and is attributable to increased deposits. Real estate expenses increased $183,000 in fiscal 1996 over fiscal 1995 and is primarily attributable to an increase in the provision for possible real estate losses. Other expenses increased $518,000 or 10.6% in fiscal 1996 as compared to fiscal 1995 and includes contributions in connection with community redevelopment projects.

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

                            REPORT OF MANAGEMENT

FINANCIAL STATEMENTS

     York Financial Corp. ("Corporation") is responsible for the preparation, integrity and fair presentation of its published financial statements as of June 30, 1997 and the year then ended. The consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles and, as such, include some amounts that are based on judgments and estimates of management.

INTERNAL CONTROL OVER FINANCIAL REPORTING

      Management is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with generally accepted accounting principles and the requirements of the Office of Thrift Supervision (OTS) Annual Report H-(b) 11. The system contains monitoring mechanisms and actions are taken to correct deficiencies identified.

        There are inherent limitations in the effectiveness of any system of internal control including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

        Management assessed the Corporation's internal control over financial reporting presented in conformity with generally accepted accounting principles and the requirements of the OTS Annual Report H-(b) 11 as of June 30, 1997. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control--Integrated Framework" published by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles and the requirements of the OTS Annual Report H-(b) 11 as of June 30, 1997.

COMPLIANCE WITH LAWS AND REGULATIONS

        Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

        Management assessed compliance by York Federal Savings and Loan Association ("Association") with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Association complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended June 30, 1997.

        /s/Robert W. Pullo                      /s/James H. Moss
        Robert W. Pullo                         James H. Moss
        President -- Chief Executive Officer    Senior Vice President --
                                                Chief Financial
                                                  Officer/Treasurer

                       [Letterhead of Ernst & Young, LLP]


                       REPORT OF INDEPENDENT AUDITORS

The Board of Directors
York Financial Corp.

We have audited the accompanying consolidated balance sheets of York Financial Corp. and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of York Financial Corp. and subsidiaries at June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the Corporation effective July 1, 1995, changed its method of accounting for mortgage servicing rights.

/s/ERNST & YOUNG LLP
ERNST & YOUNG LLP
Baltimore, Maryland
July 17, 1997

                      YORK FINANCIAL CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      June 30
                                                  1997        1996
                                              ----------------------
                                                   (In Thousands)
Assets
  Cash and due from banks:
  Noninterest-earning                            $21,612    $21,864
  Interest-earning                                 1,527      2,207
                                              ----------------------
                                                  23,139     24,071
Loans held for sale, net                           4,882      5,686
Securities held for trading                        7,158     21,736
Securities available for sale                     59,690     53,115
Securities held to maturity (fair value of
  $8,782--1997 and $8,948--1996)                   8,953      9,275
Loans receivable, net                            997,841    938,570
Real estate, net                                  13,439     13,361
Premises and equipment                            17,320     16,398
Federal Home Loan Bank stock, at cost              7,907      6,733
Accrued interest receivable                        7,981      7,370
Other assets                                       8,777      8,142
Investments in joint ventures                      5,306      5,347
                                              ----------------------
Total assets                                  $1,162,393 $1,109,804
                                              ======================

Liabilities and stockholders' equity
Liabilities:
  Deposits                                      $993,106   $908,123
  Federal Home Loan Bank advances and other
     borrowings                                   46,236     74,380
  Advances from borrowers for taxes and            4,719      4,237
    insurance
  Other Liabilities                               18,249     29,524
                                              ----------------------
Total liabilities                              1,062,310  1,016,264

Stockholders' equity:
  Preferred Stock:10,000,000 shares authorized
     and unissued                                     --         --
  Common Stock, $1.00 par value:
    Authorized 10,000,000 shares; issued
      1997--7,008,347 shares;
      1996--6,087,722 shares                       7,008      6,088
  Additional capital                              80,633     67,809
  Retained Earnings                               13,290     21,154
  Unrealized gains (losses) on available for
     sale securities, net of taxes (benefit)
     of $43 in 1997 and ($239) in 1996                79       (451)
  Unearned ESOP shares                              (927)    (1,060)
                                              ----------------------
Total stockholders' equity                       100,083     93,540
                                              ----------------------
Total liabilities and stockholders' equity    $1,162,393 $1,109,804
                                              ======================

See accompanying notes

                      YORK FINANCIAL CORP. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Year Ended June 30
                                               1997      1996       1995
                                        -------------------------------------
                                        (In Thousands, Except Per Share Data)

Interest income:
  Interest and fees on loans                  $80,820   $75,001   $61,354
  Interest on securities held for trading       1,329       479       291
  Interest on securities available for sale     3,711     3,142     3,369
  Interest and dividends on securities held
    to maturity                                   951     1,361     2,069
  Other interest income                           830       897     1,072
                                        -------------------------------------
     Total interest income                     87,641    80,880    68,155
Interest expense:
  Interest on deposits                         46,365    42,321    34,332
  Interest on borrowings                        5,423     3,584     2,070
                                        -------------------------------------
    Total interest expense                     51,788    45,905    36,402
                                        -------------------------------------
    Net interest income                        35,853    34,975    31,753
Provision for loan losses                       2,424     2,300     2,340
                                        -------------------------------------
    Net interest income after provision for
      loan losses                              33,429    32,675    29,413
Other income:
  Mortgage banking                              3,610     2,527     2,190
  Gain on sales of securities available for
    sale                                           --       358       687
  Gain (loss) on sales of real estate              91     1,291      (251)
  Gain on sale of limited partnership interest  1,214        --       --
  Fees and service charges                      2,842     2,508     2,221
  Income (loss) from joint ventures              (118)    1,233       100
  Other operating income                        1,057       713       759
                                        -------------------------------------
    Total other income                          8,696     8,630     5,706
                                        -------------------------------------
Other expenses:
  Salaries and employee benefits               11,565    11,863    11,166
  Occupancy                                     3,484     2,690     2,472
  Federal deposit insurance                     1,250     1,955     1,819
  SAIF assessment                               5,310        --       --
  Real estate                                   1,602       990       807
  Data processing                               1,086     1,006       956
  Advertising                                     978       558       526
  Other                                         5,888     5,388     4,870
                                        -------------------------------------
    Total other expenses                       31,163    24,450    22,616
                                        -------------------------------------
Income before income taxes                     10,962    16,855    12,503
Provision for income taxes                      3,875     6,512     4,837
                                        -------------------------------------
Net income                                     $7,087   $10,343    $7,666
                                        =====================================
Per share data:
  Net income                                    $0.99     $1.49     $1.14
                                        =====================================
  Cash dividends paid                           $0.57     $0.51     $0.47
                                        =====================================
Weighted average shares                     7,179,592 6,960,058 6,728,244
                                        =====================================

See accompanying notes
                                                                         25

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         Unrealized
                                                        Gains (Losses)      Unearned
                          Common   Additional  Retained  on Available         ESOP     Treasury
                           Stock    Capital    Earnings  Sale Securities     Shares     Stock     Total
                       ----------------------------------------------------------------------------------
                                                     (In Thousands)
Balance, June 30, 1994    $4,818    $46,389     $28,933     $(189)            $(1,325)    $--    $78,626

   Net income                 --         --       7,666        --                  --      --      7,666
   Cash dividends paid        --         --      (3,062)       --                  --      --     (3,062)
   Stock options exercised    43        389          --        --                  --      --        432
   Common stock issued
     under dividend
     reinvestment plan       109      1,522          --        --                  --      --      1,631
   10% Common stock
     dividend--482,788
     shares at fair value    483      8,087      (8,591)       --                  --      --       (21)
   Release of ESOP shares     --        (12)         --        --                 132      --       120
   Acquisition of treasury
     stock--30,579 shares
     at fair value            --         --          --        --                  --    (495)     (495)
   Retirement of treasury
     stock                   (31)      (464)         --        --                  --     495        --
   Change in unrealized
     gains (losses),
     net of income tax
     (benefits) of $277       --         --          --       433                  --      --       433
                       ----------------------------------------------------------------------------------
Balance, June 30, 1995     5,422     55,911      24,946       244              (1,193)     --    85,330

   Net income                 --         --      10,343        --                  --      --    10,343
   Cash dividends paid        --         --      (3,381)       --                  --      --    (3,381)
   Stock options exercised    14         82          --        --                  --      --        96
   Common stock issued
     under dividend
     reinvestment plan       108      1,610          --        --                  --      --     1,718
   10% Common stock
     dividend--543,436
     shares at fair value    544     10,190     (10,754)       --                  --      --       (20)
   Release of ESOP shares     --         16          --        --                 133      --       149
   Change in unrealized
     gains (losses),
     net of income tax
     (benefits) of ($445)     --         --          --      (695)                 --      --      (695)
                       ----------------------------------------------------------------------------------
Balance, June 30, 1996    $6,088    $67,809     $21,154     $(451)            $(1,060)    $--   $93,540

   Net income                 --         --       7,087        --                  --      --     7,087
   Cash dividends paid        --         --      (3,919)       --                  --      --    (3,919)
   Stock options exercised   242      1,383          --        --                  --      --     1,625
   Common stock issued
     under dividend
     reinvestment plan       132      2,001          --        --                  --      --     2,133
   10% Common stock
     dividend--611,694
     shares at fair value    611     10,399     (11,032)       --                  --      --       (22)
   Release of ESOP shares     --         40           --       --                 133      --       173
   Retirement of common
     stock                   (65)      (999)          --       --                  --      --    (1,064)
   Change in unrealized
     gains (losses),
     net of income tax
     (benefits) of $331       --         --           --      530                  --      --       530
                       ----------------------------------------------------------------------------------
Balance, June 30, 1997    $7,008    $80,633      $13,290      $79               $(927)     --  $100,083
                       ==================================================================================



                         YORK FINANCIAL CORP. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Year Ended June 30
                                             1997      1996      1995
                                           -----------------------------
Operating Activities                              (In Thousands)
Net income                                  $7,087   $10,343    $7,666
Adjustments to reconcile net income to net
 cash provided by operating activities:
    Amortization and accretion on
      securities and loans, net               (622)   (1,898)   (1,707)
    Provision for loan losses                2,424     2,300     2,340
    Provision for real estate losses         1,188       603       490
    Depreciation and amortization            1,705     1,501     1,517
    Loans originated for sale             (125,918) (154,169)  (62,578)
    Proceeds from sales of trading
      securities                           127,145    96,410    50,309
    Realized gains on trading securities      (906)   (1,583)     (140)
    Realized gains on sales of securities
      available for sale                        --      (358)     (687)
    Gain on sale of limited partnership
      interest                               1,214        --        --
    Decrease (increase) in other assets        400       729    (2,876)
    (Decrease) increase in other
      liabilities                          (11,504)    8,499     2,223
    Other                                   (4,214)   (1,419)    1,437
                                         -----------------------------
Net cash used in operating activities       (2,001)  (39,042)   (2,006)

Investing Activities
Proceeds from sales of securities available
  for sale                                      --    25,268    20,648
Proceeds from sale of limited partnership
  interest                                   1,343        --        --
Purchases of securities held to maturity
  and Federal Home Loan Bank stock          (1,231)   (1,557)     (320)
Proceeds from maturities of securities
  held to maturity                              57     4,170       250
Principal repayments on securities           8,162     7,089     7,078
Loans originated or acquired, net of
  increase in deferred loan fees          (251,212) (283,359) (324,000)
Principal collected on loans               179,981   183,271   143,346
Proceeds from sales of loans                 1,642     1,637     2,334
Purchases of real estate                      (425)     (194)    (328)
Proceeds from sales of real estate           6,324    10,801     9,593
Purchases of premises, equipment, and
  tenant improvements, net                  (2,452)   (6,307)   (1,401)
Other                                        3,155      (269)    3,185
                                          -----------------------------
Net cash used in investing activities      (54,656)  (59,450) (139,615)

                        YORK FINANCIAL CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                 Year Ended June 30
                                               1997     1996       1995
                                           -----------------------------
Financing Activities                               (In Thousands)
Net increase (decrease) in noninterest-
  bearing demand deposits, interest-bearing
  transaction accounts, savings accounts,
  and 31-day certificates of deposit           3,163   54,168   (49,870)
Net increase in certificates of deposit       81,820   21,899    96,443
Net (decrease) increase in short-term
  advances received from Federal Home
  Loan Bank                                  (53,000)   8,765    64,235
Increase in convertible advance received
  from Federal Home Loan Bank                 25,000       --        --
Repayments of Federal Home Loan Bank
  advances and other borrowings                 (144)    (144)     (144)
Issuance of common stock:
   Dividend Reinvestment Plan                  2,133    1,718     1,631
   Stock Option Plans                            561       96        24
Cash dividends paid                           (3,919)  (3,381)   (3,062)
Acquisition of treasury stock                     --       --       (87)
Cash paid in lieu of fractional shares           (22)     (20)      (21)
Release of ESOP shares                           133      133       132
                                           -----------------------------
Net cash provided by financing activities     55,725   83,234   109,281
                                           -----------------------------
Decrease in cash and cash equivalents           (932) (15,258)  (32,340)
Cash and cash equivalents at beginning
  of year                                     24,071   39,329    71,669
                                           -----------------------------
Cash and cash equivalents at end of year     $23,139  $24,071   $39,329
                                           =============================
See accompanying notes

                        YORK FINANCIAL CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

York Financial Corp. (Corporation) is a unitary savings and loan holding company. York Federal Savings and Loan Association (Association), a federally chartered savings and loan association, is the primary operating unit of the Corporation. The Association is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, consumer loans and investment securities. York Federal conducts its business through twenty-two offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund
(SAIF) of the FDIC.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of York Financial Corp. and its wholly-owned subsidiaries including York Federal Savings and Loan Association. All significant intercompany accounts and transactions have been eliminated in consolidation. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates. Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform with the 1997 presentation.

LOANS HELD FOR SALE

The Corporation originates mortgage loans and creates mortgage-backed securities generally through government sponsored agencies for sale in the secondary market. During the period of origination, mortgage loans are designated as held either for investment purposes or for sale. Loans held for sale are carried at lower of cost or market based on quoted market prices of securities collateralized by similar loans. Gains or losses on the sales of loans held for sale are determined using the specific identification method.

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

                        YORK FINANCIAL CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)

Securities not classified as trading or held-to-maturity are classified as "available for sale." Available-for- sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders' equity.

The cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts, both computed using the interest method. Such amortization/accretion, as well as interest and dividends, is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in net gains(losses) on securities available for sale in the statement of income. The cost of securities sold is based on the specific identification method, and all sales are recorded as of the trade date.

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

The Association accounts for loans in accordance with Financial Accounting Standards Board (FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". As a result of applying the rules, certain loans which are deemed to be impaired are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loans observable market price or the fair value of the collateral if the loan is collateral dependent.

Loans (including loans impaired under Statement No. 114) are generally placed on nonaccrual status when principal or interest is past due 90 days or more and when, in the opinion of management, full collection of principal or interest is unlikely. After a loan is placed on nonaccrual status, income is recognized only to the extent of cash received and collection of principal is not in doubt.

The allowance for loan losses is maintained at a level believed adequate by management to absorb potential loan losses. Management's determination of the adequacy of the allowance is based on the risk characteristics of the loans, past loss experience, economic conditions, and such other relevant factors which in management's judgment deserve recognition. During 1997 and 1996, the allowance for loan losses related to impaired loans was determined in accordance with the provisions of Statement No. 114.

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

                       YORK FINANCIAL CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)

Foreclosed assets held for sale are valued at the lower of cost or fair value thereby establishing a new cost basis. Current valuations of real estate are periodically performed by management. An allowance for real estate losses is maintained at a level believed adequate by management to absorb potential real estate losses. Losses on sales of real estate are recognized at the time sales occur. Gains on sales of real estate are recognized when the criteria for gain recognition have been met.

LOAN SERVICING FEES

Effective July 1, 1995, the Company adopted FASB Statement No. 122, "Accounting for Mortgage Servicing Rights", an amendment of FASB Statement No. 65. Statement No. 122 required the recognition of a separate asset for mortgage servicing rights, regardless of how they were acquired. If the Association sold or securitized mortgage loans and retained the mortgage servicing rights, the total cost of the mortgage loans were allocated to the loan and the servicing right based on their relative fair value. Statement No. 122 also specified how mortgage servicing rights should have been evaluated for impairment.

In June 1996, the FASB issued Statement No. 125, "Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes FASB Statement No. 122, "Accounting for Mortgage Servicing Rights." Statement No. 125 clarifies and provides consistent guidance for distinguishing transfers of financial assets that are sales from transfers that are borrowings. The standard is based on a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, and derecognizes liabilities when extinguished. Statement No. 125 is effective for specified transactions occurring after December 31, 1996. In October 1996, the FASB issued Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB No. 125," which defers until after December 31, 1997, the effective date of paragraphs 9-12 of Statement No. 125 for repurchase agreement, securities lending, dollar roll and similar transactions and the effective date of paragraph 15 for all transactions. Earlier or retroactive application is not permitted. Adoption of Statement No. 125 did not, and is not expected to, have a material impact on the Corporation.

PREMISES AND EQUIPMENT

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the various assets; amortization is included in depreciation expense.

INCOME TAXES

The Corporation accounts for income taxes in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Statement No. 109 requires the liability method for financial accounting and reporting of income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. These differences are measured at the enacted tax rates that will be in effect when these differences reverse.

                       YORK FINANCIAL CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)

PER SHARE DATA

Net income per share is computed based upon the weighted average number of common shares outstanding considering dilutive common stock equivalents (see
Note 13) and unearned ESOP shares adjusted for stock dividends. Cash dividends paid per share are based on the number of shares outstanding at each record date, adjusted for stock dividends.

CASH FLOW INFORMATION

For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During 1997, 1996, and 1995, the Association exchanged loans for mortgage-backed securities in the amounts of $125,037,000, $153,056,000, and $62,578,000, respectively. During 1997, 1996, and 1995, the
Association transferred unpaid loan balances from loans to real estate acquired due to foreclosure of $9,454,000, $6,205,000, and $4,575,000, respectively.

The Corporation paid $51,758,000, $45,963,000, and $34,310,000 in interest on deposits and other borrowings during 1997, 1996, and 1995, respectively.

RECENTLY ISSUED ACCOUNTING GUIDANCE

In February 1997, the FASB issued Statement No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share
(EPS) and applies to entities with publicly held common stock or potential common stock. Statement No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. The Corporation will adopt Statement No. 128 on January 1, 1998 and all prior-period EPS data presented will be restated. Adoption of Statement No. 128 is not expected to have a material impact on the Corporation.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Corporation will adopt Statement No. 130 on July 1, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes will be required. Adoption of Statement No. 130 is not expected to have a material impact on the Corporation.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Statement No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." The Corporation will adopt Statement No. 131 on July 1, 1998 and comparative information for earlier years will be restated. Adoption of Statement No. 131 is not expected to have a material impact on the Corporation.

                       YORK FINANCIAL CORP. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Continued)

2.  RESTRICTIONS ON CASH AND DUE FROM BANK ACCOUNTS

The Association was required to maintain average reserve balances of $854,000 as established by the Federal Reserve Bank. The actual reserve balance at June 30, 1997 was $1.2 million.

3.  SECURITIES

The following is a summary of available for sale and held to maturity securities:

                                             June 30, 1997
                            ----------------------------------------------
                                            Gross       Gross
                              Amortized  Unrealized  Unrealized   Fair
                                 Cost       Gains      Losses     Value
                            ----------------------------------------------
                                             (In Thousands)

Available for Sale:
U.S. Treasury and other U.S.
  Government agencies            $6,075       $27         $(7)   $6,095
Mortgage-backed securities       53,493       473        (371)   53,595
                            ----------------------------------------------
                                $59,568      $500       $(378)  $59,690
                            ==============================================
Held to Maturity:
U.S. Treasury and other U.S.
  Government agencies            $8,590        --       $(194)   $8,396
Mortgage-backed securities          363        23          --       386
                            ----------------------------------------------
                                 $8,953       $23       $(194)   $8,782
                            ==============================================

                                             June 30, 1996
                            ----------------------------------------------
                                            Gross       Gross
                              Amortized  Unrealized  Unrealized   Fair
                                 Cost       Gains      Losses     Value
                            ----------------------------------------------
                                             (In Thousands)

Available for Sale:
U.S. Treasury and other U.S.
  Government agencies            $7,453       $27         $(9)   $7,471
Mortgage-backed securities       46,401       190        (947)   45,644
                            ----------------------------------------------
                                $53,854      $217       $(956)  $53,115
                            ==============================================

Held to Maturity:
U.S. Treasury and other U.S.
  Government agencies            $8,857        --       $(347)   $8,510

Mortgage-backed securities          418        20          --       438
                            ----------------------------------------------
                                 $9,275       $20       $(347)   $8,948
                            ==============================================

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

The amortized cost and fair value of securities at June 30, 1997, as presented in the following table are segregated by contractual maturity; where applicable, contractual principal amortization schedules, adjusted for annual prepayment assumptions based on consensus market forecasts, were utilized. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                      U.S. Treasury
                                      and other U.S.
                                     Government agencies  Mortgage-backed
                                        Securities           Securities           Total
                                    ----------------------------------------------------------
                                     Amortized    Fair    Amortized   Fair   Amortized   Fair
                                      Cost       Value     Cost      Value      Cost    Value
                                    ----------------------------------------------------------
                                                          (In Thousands)
Available for Sale:

Due in one year or less                $617      $619    $12,504   $12,071   $12,671  $12,690
Due after one year through
  five years                          2,713     2,722     32,815    32,844    35,528   35,566
Due after five years through
  ten years                           2,745     2,754      8,033     8,065    10,778   10,819
Due after ten years                      --        --        591       615       591      615
                                    ----------------------------------------------------------
                                     $6,075    $6,095    $53,493   $53,595   $59,568  $59,690
                                    ==========================================================
Held to Maturity:

Due in one year or less                $954      $934        $83       $88    $1,037   $1,022
Due after one year through
  five years                          3,796     3,709        228       243     4,024    3,952
Due after five years through
  ten years                           3,840     3,753         52        55     3,892    3,808
Due after ten years                      --        --         --        --        --       --
                                    ----------------------------------------------------------
                                     $8,590    $8,396       $363      $386    $8,953   $8,782
                                    ==========================================================

Securities with an amortized cost of $55,147,000 and $63,161,000 on June 30, 1997 and 1996 respectively, were pledged to secure public deposits and for certain other purposes as required by law.

Gross realized gains of $397,000 and $687,000 and gross realized losses of $39,000 and $0 were realized on sales of available for sale securities during 1996 and 1995, respectively. There were no sales of available for sale securities during 1997.

For the years ended June 30, 1997, 1996 and 1995, trading securities with a fair value of $2,844,000, $0 and $3,470,000, respectively, were transferred to securities available for sale with related losses of $35,000, $0 and $143,000 included in earnings during the periods indicated.

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

In November 1995, the FASB issued a Guide to Implementation of Statement 115, "Accounting for Certain Investments in Debt and Equity Securities." The guide stated that no later than December 31, 1995, an enterprise may reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassifications at fair value. Reclassifications from the held-to-maturity category that result from this one-time reassessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future. During the quarter ended December 31, 1995, the Corporation transferred held-to-maturity securities with a fair value of $14,300,000 to available-for-sale with the resulting net unrealized gains of $29,000, net of taxes, reported as a component of stockholders' equity.

4.  LOANS RECEIVABLE

Loans receivable are summarized as follows:

                                                               June 30
                                                            1997      1996
                                                        ---------------------
                                                            (In Thousands)

First mortgage loans:
Conventional:
Residential                                               $772,962  $718,755
Commercial                                                  48,443    62,006
                                                        ---------------------
                                                           821,405   780,761

Construction:
Residential                                                 65,641    65,725
Commercial                                                   9,967     9,840
                                                        ---------------------
                                                            75,608    75,565

Commercial business loans                                      496     1,714
Consumer loans                                             134,487   114,814
                                                        ---------------------
                                                           134,983   116,528

Less:
Undisbursed portion of loans in process                     28,302    27,497
Deferred fees (expenses), net and unearned income             (560)      178
Allowance for loan losses                                    6,413     6,609
                                                        ---------------------
                                                            34,155    34,284
                                                        ---------------------
                                                          $997,841  $938,570
                                                        =====================

At June 30, 1997 and 1996, nonaccrual loans totaled $950,000 and $1,681,000, respectively. When interest accrual is discontinued, all unpaid accrued interest is reversed. The interest excluded from interest income on loans on nonaccrual status amounted to $430,000, $294,000 and $144,000 for the years ended June 30, 1997, 1996, and 1995, respectively. The Association had no commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 1997. At June 30, 1997 and 1996, the recorded investment in loans that are considered to be impaired under Statement No. 114 were $725,000

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

and $2,900,000, respectively. The related allowance for loan losses associated with impaired loans at June 30, 1997 and 1996 was $207,000 and $500,000, respectively. The average recorded investments in impaired loans for the years ended June 30, 1997 and 1996 were $1,500,000 and $1,200,000, respectively.
During the years ended June 30, 1997 and 1996, the Corporation did not receive any cash payments representing interest income on impaired loans.

The primary market area for the Association's loan originations is Pennsylvania, Maryland and Virginia.

The Association's commercial loan portfolio is comprised of loans secured by single family condominiums, land for development, hotel/motel/restaurant, multifamily residential, office buildings and other properties. The total commercial loan portfolio of $53.9 million at June 30, 1997 is collateralized by properties in Pennsylvania (43%), Maryland (26%), Virginia (29%), and other (2%).

An analysis of the allowance for loan losses is as follows:

                                                  Year ended June 30
                                               1997      1996      1995
                                            -----------------------------
                                                    (In Thousands)

  Balance at beginning of year                $6,609    $5,840    $4,492
  Provision charged to expense                 2,424     2,300     2,340
  Recoveries credited to allowance               730       340       278
  Less: Loan losses charged to allowance      (3,350)   (1,871)   (1,270)
                                            -----------------------------
  Balance at end of year                      $6,413    $6,609    $5,840
                                            =============================

At June 30, 1997, the Association had outstanding commitments to sell $8,385,000 in loans. The Association expects to satisfy these commitments with loans originated/settled in the commitment period.

5.  MORTGAGE BANKING

The components of mortgage banking income are as follows:

                                                  Year Ended June 30
                                               1997      1996      1995
                                            -----------------------------
                                                    (In thousands)

Gain on sales of loans and trading
  securities                                   $906     $1,583     $283
Loss on transfer of trading securities           --         --     (143)
Unrealized gain (loss) on loans and trading
  securities                                    972       (943)     458
Loan servicing fee income, net of
  amortization                                1,222      1,391    1,592
Gain on sale of mortgage servicing rights       510       496        --
                                            -----------------------------
                                             $3,610    $2,527    $2,190
                                            =============================

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Mortgage loans serviced for others are not included in the accompanying consolidated statements of financial condition. The unpaid principal balances of mortgage loans serviced for others was $548,202,000, $593,166,000 and $571,351,000 at June 30, 1997, 1996 and 1995, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $3,468,000, $3,885,000 and $4,972,000 at June 30, 1997, 1996 and 1995, respectively.

The changes in the Corporation's mortgage servicing assets are as follows:

                                                     Year Ended June 30
                                                       1997      1996
                                                   ---------------------
                                                       (In Thousands)

     Balance at beginning of year                     $2,335      $795
     Additions                                         1,195     1,757
     Less:  Amortization and Sales                       826       217
                                                   ---------------------
     Balance at end of year before
        valuation allowance                            2,704     2,335
     Valuation Allowance                                (145)     (227)
                                                   ---------------------
     Net Mortgage Servicing Assets                    $2,559    $2,108
                                                   =====================

The estimated fair values of the mortgage servicing assets are $2,612,000 and $2,330,000 at June 30, 1997 and 1996, respectively. Fair value is estimated by discounting estimated future cash flows from the mortgage servicing assets stratified based on loan type and interest rate using discount rates that approximate current market rates and using current expected future prepayment rates.

A valuation allowance is recorded where the fair value is below the carrying amount of certain mortgage servicing assets, even though the overall fair value of the mortgage servicing assets exceeds amortized cost.

The changes in the Corporation's valuation allowance for mortgage servicing assets are as follows:

                                                 Year Ended June 30
                                               1997      1996      1995
                                            ----------------------------
                                                    (In Thousands)

     Balance at beginning of year            $(227)     $(28)     (136)
     Provisions for impairment                  54      (199)      108
     Sales                                      28        --        --
                                            ----------------------------
     Balance at end of year                  $(145)    $(227)     $(28)
                                            ============================

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

6.  REAL ESTATE

A summary of real estate is as follows:

                                                            June 30
                                                          1997      1996
                                                       -------------------
                                                        (In Thousands)

Held for investment (net of accumulated depreciation
  of $1,336,000 in 1997 and $1,302,000 in 1996)          $3,217    $3,684
Foreclosed assets held for sale                          10,587    10,632
                                                       -------------------
                                                         13,804    14,316
Less:  Allowance for real estate losses                     365       955
                                                       -------------------
                                                        $13,439   $13,361
                                                       ===================

An analysis of the allowance for real estate losses is as follows:

                                                       Year Ended June 30
                                                    1997      1996      1995
                                                   --------------------------
                                                        (In Thousands)

Balance at beginning of year                        $955      $630    $1,453
Provision charged to real estate expense           1,188       603       490
Recoveries credited to allowance                       1        10        --
Less:  Real estate losses charged to allowance    (1,779)     (288)   (1,313)
                                                   --------------------------
Balance at end of year                              $365      $955      $630
                                                   ==========================

7.  PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows:

                                                            June 30
                                                         1997      1996
                                                       -----------------
                                                         (In Thousands)

Land and improvements                                   $4,785    $4,334
Buildings                                               11,388    11,651
Leasehold improvements                                   1,301     1,231
Furniture, fixtures, and equipment                       9,630     8,317
                                                       -----------------
                                                        27,104    25,533
Less:  Accumulated depreciation and amortization        (9,784)   (9,135)
                                                       -----------------
                                                       $17,320   $16,398
                                                       =================
                                                                           38

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Corporation records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the year ended June 30, 1997, the Corporation did not have any long-lived assets considered to be impaired.

8.  INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

The Corporation is a partner in an unconsolidated joint venture in which its ownership percentage is less than 20%. The Corporation's investment in this joint venture is accounted for under the equity method of accounting. At June 30, 1997, the carrying value of this investment was approximately $3,863,000. The Corporation's share of the venture's net loss for the year ended June 30, 1997 is $297,000.

Subsidiaries of the Corporation are partners in various joint ventures for the purpose of acquiring and developing real property for ultimate resale or for management of the resulting income-producing property. In addition, the Association is a limited partner in several partnerships designed to generate federal rehabilitation tax credits by acquiring, renovating, operating and leasing qualified low income housing and historic properties. At June 30, 1997, aggregate net equity investment in these ventures approximated $1,443,000. The Corporation's share of the ventures' net income of $179,000 (which approximates 50%) is included in operations under the equity method of accounting.

9.  DEPOSITS

Deposits are summarized as follows:

                                                          June 30
                                                       1997      1996
                                                    -------------------
                                                       (In Thousands)

Demand and savings accounts:
  Noninterest-bearing                                 $12,094   $11,116
  NOW accounts                                         92,300    85,288
  Savings accounts                                     71,752    81,311
  Money market accounts                               216,901   211,939
                                                    -------------------
                                                      393,047   389,654
Certificate accounts                                  600,059   518,469
                                                    -------------------
                                                     $993,106  $908,123
                                                    ===================

At June 30, 1997, the scheduled maturities of certificate accounts for the succeeding five fiscal years are as follows: 1998-$318,144,000;
1999-$136,388,000; 2000-$69,398,000; 2001-$55,837,000; 2002 and
thereafter-$20,292,000.

The aggregate amount of short-term certificates of deposit with a minimum denomination of $100,000 was approximately $77,681,000 and $73,565,000 at June 30, 1997 and 1996, respectively.

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

10.  FEDERAL HOME LOAN BANK (FHLB) ADVANCES AND OTHER BORROWINGS

Borrowings consist of the following:

                                                              June 30
                                                         1997        1996
                                                       --------------------
                                                         (In Thousands)

FHLB advances payable to FHLB Pittsburgh, secured by all FHLB stock and certain first mortgage loans:

       Short-term advances:
         Due July 1, 1997,  5.87%                       $20,000    $    --
         Due July 1, 1996,  5.21%                            --      3,000
         Due July 3, 1996,  5.44%                            --     70,000
                                                       --------------------
                                                         20,000     73,000

       Convertible advance:
          Due 2002, 5.46%                                25,000         --

       Other advance:
         Due 2008,  2.00%                                   309        320
                                                       --------------------
                                                         45,309     73,320
                                                       --------------------
Other borrowing:
       Due 2004, prime plus .75%                            927      1,060
                                                       --------------------
                                                        $46,236    $74,380
                                                       ====================

Maturities of FHLB advances and other borrowings for the succeeding five fiscal years are as follows: 1998-$45,144,000; 1999-$145,000; 2000-$145,000;
2001-$145,000; 2002-$145,000. The convertible advance of $25,000,000, due in the year 2002, is a five-year fixed rate advance which the FHLB has the option of converting to a LIBOR adjustable rate advance on September 27, 1997 or quarterly thereafter. Upon conversion, management has the right to exercise a return option to the FHLB with no prepayment penalty. Accordingly, this amount is included in the 1998 maturities based on the initial conversion date.

The FHLB of Pittsburgh has an established credit policy which permits the Association to borrow amounts up to twenty times the amount of the Association's holding of FHLB stock, at a negotiated interest rate. At June 30, 1997, additional borrowings available under this policy were approximately $112,831,000. The Association may increase its borrowings over amounts currently available by purchasing additional FHLB stock.

The Association has a credit agreement with the Federal Reserve Bank of Philadelphia whereby the Association can borrow to meet short-term liquidity requirements in amounts up to approximately $2,949,000. Certain mortgage loans held in safekeeping by the Federal Reserve Bank collateralize borrowings under this credit agreement. At June 30, 1997 there were no borrowings under this credit agreement.

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

During 1994, the Corporation on behalf of the Employee Stock Ownership Trust arranged for a loan in the amount of $1,325,000 payable in equal annual installments of $132,500 plus interest at prime plus .75% for a period of 10 years. The final maturity will be March 31, 2004. The proceeds were used to acquire shares of the Corporation's stock for the benefit of the corporate sponsored employee stock ownership plan (See note 12).

11.  INCOME TAXES

The provision for income taxes in the consolidated statements of income consists of the following:

                                               Year Ended June 30
                                            1997      1996        1995
                                          ------------------------------
                                                 (In Thousands)

Current:
    Federal                                 $2,501    $3,877    $4,814
    State                                      527       995     1,029
                                          ------------------------------
                                             3,028     4,872     5,843
Deferred:
    Federal                                    901     1,568    (1,006)
    State                                      (54)       72        --
                                          ------------------------------
                                               847     1,640    (1,006)
                                          ------------------------------
          Total provision for
            income taxes                    $3,875    $6,512    $4,837
                                          ==============================

The provision for income taxes includes $253,000, ($163,000), and $327,000 in 1997, 1996 and 1995, respectively, of applicable income taxes related to gains (losses) on sales of securities of $670,000, ($418,000), and $809,000, respectively.

Income tax expense for the Corporation is different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

                                                Percentage of Income
                                                Before Income Taxes
                                           --------------------------
                                                Year Ended June 30
                                             1997     1996      1995
                                           --------------------------
Income tax expense at federal statutory
   rate                                      35.0 %   35.0 %   35.0 %
Tax-exempt income                            (0.1)    (0.2)    (0.5)
State income taxes, net of federal benefit    2.8      4.1      5.4
Federal tax credits                          (2.1)      --       --
Other                                        (0.2)    (0.3)    (1.2)
                                           --------------------------
Effective tax rate                           35.4 %   38.6 %   38.7 %
                                           ==========================
                                                                         41

                    YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

The Corporation made income tax payments of $3,404,000, $5,949,000, and $4,973,000 during 1997, 1996, and 1995, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 are as follows:

                                                        1997      1996
                                                    -------------------
                                                        (In Thousands)

Deferred tax assets:

  Deferred loan fees                                  $   --    $    5
  Bad debt                                             2,399     2,481
  Securities available for sale                           --       289
  Other                                                1,435     1,067
                                                    -------------------
      Total gross deferred tax assets                  3,834     3,842
                                                    -------------------

Deferred tax liabilities:

  Deferred loan expenses                                 188        --
  Depreciation and amortization                          495       431
  Joint ventures                                         502       514
  Securities valuation adjustment                        620       592
  Securities available for sale                           43        --
  Servicing rights                                       768       426
  Other                                                  904       387
                                                    -------------------
      Total gross deferred tax liabilities             3,520     2,350
                                                    -------------------
          Net deferred tax asset                        $314    $1,492
                                                    ===================

As required by FASB Statement No. 109, the Corporation has determined that a valuation reserve for the net deferred tax asset is not required since it is more likely than not that the net deferred tax asset can be principally realized through carryback to taxable income in prior years and future reversals of existing taxable temporary differences.

12.  EMPLOYEE STOCK OWNERSHIP PLAN AND PENSION PLAN

The Corporation sponsors an employee stock ownership plan (ESOP) which provides all eligible employees an opportunity to share in the ownership of the Corporation's common stock. The ESOP generally acquires shares of common stock with contributions made to the ESOP. Expenses related to ESOP contributions amounted to $346,000, $372,000 and $326,000 in 1997, 1996 and
1995, respectively. In May 1994, the ESOP borrowed $1,325,000 and acquired 84,992 shares (as adjusted for subsequent stock dividends) of the Corporation's common stock to be released and allocated to eligible employees as the borrowing is repaid. In accordance with the provisions of AICPA Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans", at June 30, 1997, the borrowing is reflected as a liability and the related shares as a contra equity account, unearned ESOP shares, on the Corporation's consolidated balance sheet. At June 30, 1997, the ESOP debt outstanding was $927,000 and the fair value of related shares (66,617 including shares acquired through the dividends paid on unearned ESOP shares) was $1,324,000.

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

The Corporation has committed to make contributions sufficient to provide for ESOP debt service requirements.

The Corporation and its subsidiaries have a noncontributory pension plan covering all eligible employees. The benefits are based on the employee's compensation and years of service. The Corporation's funding policy is to contribute amounts required under ERISA.

The following table sets forth the plan's funded status and amounts recognized in the Corporation's consolidated financial statements.

                                                               June 30
Accumulated Benefits                                         1997    1996
                                                          -----------------
Acturial present value of benefit obligations:              (In Thousands)
  Accumulated benefit obligation including vested
    benefits of $4,428 in 1997 and $3,812 in 1996         $(4,586)  $(3,922)
                                                          ==================
Accrued Pension Liability

Actuarial present value of projected benefit obligation
  for services rendered to date                           $(5,141)  $(4,271)
Plan assets at fair value, including shares of
  York Financial Corp. stock with a fair value of $742
  in 1997 and $548 in 1996, and equity and debt funds       5,450     4,107
                                                          -----------------
Plan assets in excess of (less than) projected benefit
  obligation                                                  309      (164)
Unrecognized net loss from past experience different
  from that assumed                                           707       899
Unrecognized net transition asset                            (345)     (394)
                                                          -----------------
Prepaid pension cost                                         $671      $341
                                                          ==================

Net pension cost included the following components:

                                                      Year Ended June 30
                                                  1997      1996      1995
                                                ----------------------------
                                                      (In Thousands)

Service cost-benefits earned during the period    $358      $312      $285
Interest cost on projected benefit obligation      345       283       236
Actual return on plan assets                      (843)     (356)     (371)
Net amortization and deferral                      484        (5)       86
                                                ----------------------------
Net periodic pension cost                         $344      $234      $236
                                                ============================

The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.5% and 4.5%, respectively, at June 30, 1997 and 7.5% and 5.0%, respectively, at June 30, 1996. The expected long-term rate of return on plan assets in 1997, 1996, and 1995 was 9.0%.

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

13.  Stockholders' Equity

Retained earnings of the Association includes $14,470,000 at June 30, 1997 and 1996, for which no provision for federal income tax has been made. These amounts represent deductions for bad debt reserve for tax purposes only which were allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 passed on August 20, 1996 eliminates the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code section 593(e), if the Association itself redeems its shares, pays a cash dividend in excess of earnings and profits, or liquidates.

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

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of tangible, core and risk-based capital as defined in the regulations. At June 30, 1997, the Association meets all capital adequacy requirements to which it is subject.

At June 30, 1997, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since that notification that management believes have changed the Association's category.

The following table sets forth Office of Thrift Supervision capital requirements as compared to the capital position of the Association as of June 30, 1997 and 1996:

                                                                             To Be Well
                                                                           Capitalized Under
                                                     For Capital            Prompt Corrective
                                 Actual          Adequacy Purposes          Action Provisions
                         -----------------------------------------------------------------------
                           Amount     Ratio    Minimum       Required    Minimum       Required
                                               Amount         Ratio       Amount         Ratio
                         -----------------------------------------------------------------------
                                                            (Dollars in Thousands)
As of June 30, 1997:
Tangible capital           $86,207    7.5%    $17,290          1.5%       $17,290         1.5%
Core capital (to total
  assets)                  $86,207    7.5%    $34,581          3.0%       $57,635         5.0%
Core capital (to risk
  weighted assets)         $86,207   11.1%    $30,953          4.0%       $46,429         6.0%
Risk-based capital         $92,473   12.0%    $61,906          8.0%       $77,382        10.0%

                                                                                               44


                                                     For Capital            Prompt Corrective
                                 Actual          Adequacy Purposes          Action Provisions
                         -----------------------------------------------------------------------
                           Amount     Ratio    Minimum       Required    Minimum       Required
                                               Amount         Ratio       Amount         Ratio
                         -----------------------------------------------------------------------
                                                        (Dollars in Thousands)
As of June 30, 1996:

Tangible capital          $82,533     7.5%     $16,529         1.5%         $16,529      1.5%
Core capital (to
  total assets)           $82,533     7.5%     $33,057         3.0%         $55,096      5.0%
Core capital (to
  risk weighted assets    $82,533    11.5%     $28,776         4.0%         $43,164      6.0%
Risk-based capital        $88,495    12.3%     $57,552         8.0%         $71,940     10.0%

The Association may make dividend distributions to the Corporation up to 100% of its net income in the calendar year plus an amount that would reduce its surplus risk-based capital ratio at the beginning of the calendar year by one-half. At June 30, 1997, the total allowable dividend distribution was $16,988,000.

14.  Stock Option Plans

The Corporation has reserved 1,039,377 shares of common stock for options granted or available for grant to certain directors and officers under the Incentive Stock Option Plans and the Non-Incentive Stock Option Plans (Plans), as amended. Options granted under the Incentive Stock Option Plans become exercisable over periods of five to eight years on a cumulative basis, beginning on the date of grant, and expiring ten years after the date of grant. Options granted under the Non-Incentive Stock Option Plans become exercisable over periods determinable at the date of grant and expire ten years after the date of grant. Options under the Plans are granted at prices not less than 100% of the fair market value at the date of option grant. In case of termination of employment, options and grants not yet exercisable are subject to the risk of forfeiture.

Under the Plans, the Corporation may also grant stock appreciation rights, either singly or in tandem with stock options. No stock appreciation rights were outstanding at June 30, 1997 and 1996.

Stock options transactions, adjusted for stock dividends, under the Plans were as follows:

                                                     Year Ended June 30
                                                  1997      1996        1995
                                              -------------------------------

Options outstanding at beginning of year       1,087,613   908,983   746,947
Options granted at $11.80 to $18.75 per share     43,825   206,185   213,711
Options exercised at $4.94 to $12.81 per share  (242,329)  (15,455)  (51,675)
Options forfeited                                 (8,470)  (12,100)       --
                                              -------------------------------
Options outstanding at end of year               880,639 1,087,613   908,983
                                              ===============================
Options available for grant at June 30           158,738
                                              ==========
Options exercisable at June 30 at $4.94
       to $18.75 per share                       798,809
                                              ==========

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

The weighted average grant-date fair value of options granted during 1997 and 1996 was $3.39 and $3.71, respectively. The Corporation uses the Black-Scholes Option Pricing Model to calculate the grant-date fair value. The following significant assumptions were used to calculate the estimated fair value of the options granted:

                                                       1997      1996
                                                     ------------------

Risk free interest rate                                6.625%    5.875%
Expected life                                          4 years   3 years
Expected volatility                                     21.7%     21.7%
Expected dividends                                      3.37%     3.37%

In October 1995, the FASB issued Statement No. 123, "Accounting for Stock-Based Compensation," which encourages companies to recognize expense for stock-based awards based on their estimated fair value on the date of grant. However, Statement No. 123 also permits entities to continue to measure compensation expense for stock-based plans using the intrinsic value method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," while supplementally disclosing pro forma income and earnings per share data as if the fair value method had been adopted. The Corporation did not adopt the fair value method of accounting for stock-based plans, and will continue to use the intrinsic value method to measure compensation expense.

Under Opinion No. 25, because the exercise price of the Corporation's employee stock options equals the market value of the underlying stock on the date of grant, no compensation expense was recognized. If the fair value method had been used to measure compensation expense, the Corporation's net income and earnings per share would have reduced to the pro forma amounts indicated below:

                                                Year Ending June 30
                                                 1997         1996
                                         ------------------------------------
                                         (In Thousands, Except Per Share Data)

Net Income
     As reported                                $7,087      $10,343
     Pro forma                                   7,053       10,328

Earnings Per Share
     As reported                                  0.99         1.49
     Pro forma                                    0.98         1.48

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options granted to employees.

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

15.  YORK FINANCIAL CORP. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

                                                            June 30
Balance Sheets                                           1997    1996
--------------                                        -----------------
Assets                                                  (In Thousands)
Cash                                                    $4,750  $3,896
Loan receivable, net                                     2,376   1,709
Prepaid expenses and other assets                           57      23
Investment in joint venture                              3,863   4,160
Investments in subsidiaries:
   York Federal Savings and Loan Association            86,660  82,140
    Other                                                4,058   3,004
                                                      -----------------
Total investments in subsidiaries                       90,718  85,144
                                                      -----------------
                                                      $101,764 $94,932
                                                      =================
Liabilities
Other borrowings                                          $927  $1,060
Accrued expenses and other liabilities                     754     332
Stockholders' equity                                   100,083  93,540
                                                      -----------------
                                                      $101,764 $94,932
                                                      =================


Statements of Income                               Year Ended June 30
--------------------                             1997    1996     1995
                                              -------------------------
Dividend income:                                    (In Thousands)
  York Federal Savings and Loan Association     $2,630  $1,798  $1,382
  Other                                             29     178     129
Interest Income                                    387     386     347
Gain on sales of real estate                        14     841      --
Income (loss) from joint venture                  (297)    979     (93)
Other Income                                         7      46     169
                                              -------------------------
                                                 2,770   4,228   1,934
Other expenses                                     612     709     636
                                              -------------------------

Income before equity in undistributed net income
  of subsidiaries and income taxes               2,158   3,519   1,298
Equity in undistributed net income (loss)
  of subsidiaries:
  York Federal Savings and Loan Association      3,991   7,476   6,330
  Other                                            732      (1)   (102)
                                              -------------------------
Income before income taxes                       6,881  10,994   7,526
Provision for income taxes (benefit)              (206)    651    (140)
                                              -------------------------
Net Income                                      $7,087 $10,343  $7,666
                                              -------------------------

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                                   Year ended June 30
                                                  1997    1996     1995
                                                ------------------------
Statements of Cash Flows                             (In Thousands)
------------------------
Operating activities

Net income                                       $7,087 $10,343  $7,666
Adjustments to reconcile net income to
  net cash provided by operating activities:
      Equity in undistributed net income of
        subsidiaries                             (4,723) (7,475) (6,228)
      Other                                         620  (1,368)    585
                                                ------------------------
Net cash provided by operating activities         2,984   1,500   2,023

Investing activities
Loans originated or acquired                       (684)     --    (360)
Principal collected on loans                         16      53      19
Purchase of equipment                               (26)     --      --
Increase in investments in subsidiaries            (322) (1,048)   (579)
Decrease in investment in real estate                --     848     744
                                                ------------------------
Net cash used in investing activities            (1,016)   (147)   (176)

Financing activities
Issuance of common stock:

   Dividend Reinvestment Plan                     2,133   1,718   1,631
   Stock Option Plans                               561      96      24
Cash dividends paid                              (3,919) (3,381) (3,062)
Acquisition of treasury stock                        --      --     (87)
Cash in lieu of fractional shares                   (22)    (20)    (21)
Release of ESOP shares                              133     133     132
                                                ------------------------
Net cash used in financing activities            (1,114) (1,454) (1,383)
                                                ------------------------
Increase (decrease) in cash                         854    (101)    464
Cash at beginning of year                         3,896   3,997   3,533
                                                ------------------------
Cash at end of year                              $4,750  $3,896  $3,997
                                                ========================

16.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Association is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Financial instruments with off-balance sheet risk are summarized as follows:

                                                             June 30
                                                         1997      1996
                                                       ------------------
                                                         (In Thousands)

Commitments to extend credit:
   Loan origination commitments:
      Fixed interest rates                              $20,739   $28,118
      Variable interest rates                             3,688     6,718
                                                       ------------------
                                                         24,427    34,836

  Unused home equity lines of credit                     49,972    46,876
  Unused unsecured lines of credit                        1,136     1,128
                                                       ------------------
                                                        $75,535   $82,840
                                                       ==================
Standby letters of credit                                $1,545    $1,012
                                                       ==================

Loans sold with recourse                                $44,455   $51,603
                                                       ==================

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

The Association has sold loans to the Federal National Mortgage Association
(FNMA) which include certain recourse provisions for the life of the loans whereby the Association is required to repurchase the buyer's interest in individual loans on which foreclosure proceedings have been completed. The Association does not believe that its recourse obligations subject it to material risk of loss in the future. There were no sales of loans with recourse in fiscal years ending June 30, 1997 and 1996.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement No. 107, "Disclosure about Fair Value of Financial
Instruments," requires disclosure of the fair value of financial instruments. A substantial portion of the Corporation's assets and liabilities are

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

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

OTHER FINANCIAL ASSETS

Currently other financial assets consist of mortgage servicing rights whose fair values are calculated based on the present values of their estimated future cash flows.

DEPOSITS

The fair value of deposits with no stated maturity, such as noninterest bearing deposits, NOW accounts, savings accounts, and money market accounts is, by definition, equal to the amount payable on demand (i.e., their carrying amounts). The fair value of fixed rate certificates of deposit is based on the discounted value of cash flows, using Federal Home Loan Bank borrowing rates with similar remaining maturities. The carrying amounts for variable rate certificates of deposit approximate their fair values. The estimated fair value of core deposits does not include the benefits commonly referred to as a core deposit intangible resulting

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


from low-cost funding compared to the cost of borrowing funds in the financial markets nor is such benefit recorded as an intangible asset on the balance sheet.

BORROWINGS

The fair value of adjustable rate borrowings that reprice frequently is approximately their carrying value. The fair value of long term borrowings is calculated based on the discounted value of contractual cash flows, using rates currently existing for borrowings from the Federal Home Loan Bank with similar remaining maturities.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account market interest rates, the remaining terms and present creditworthiness of the counterparties. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements.

The fair values estimated are dependent upon subjective assumptions and involve significant uncertainties resulting in estimates that vary with changes in assumptions. Any changes in assumptions or estimation methodologies may have a material effect on the estimated fair values disclosed.

At June 30, 1997, the Corporation's estimated fair values of financial instruments based on assumptions disclosed above are as follows:

                                                  June 30
                                          1997                1996
                                 -----------------------------------------
                                    Carrying    Fair    Carrying    Fair
                                     Amount    Value     Amount    Value
                                 -----------------------------------------
                                                (In Thousands)

Cash and Due from banks - Non-
  interest and interest-bearing      $23,139   $23,139   $24,071   $24,071
Loans held for sale                    4,882     4,882     5,686     5,686
Securities held for trading            7,158     7,158    21,736    21,736
Securities available for sale         59,690    59,690    53,115    53,115
Securities held to maturity           16,860    16,689    16,008    15,681
Loans:
  Residential                        815,275   817,089   762,261   759,695
  Commercial                          53,932    54,256    68,282    68,364
  Consumer                           134,487   132,730   114,814   113,617
                                 -----------------------------------------
Total Gross Loans                  1,003,694 1,004,075   945,357   941,676
Other Financial Assets                 2,484     2,510     1,914     2,045

Noninterest-bearing deposits          12,094    12,094    11,116    11,116
NOW accounts                          92,300    92,300    85,288    85,288
Savings accounts                      71,752    71,752    81,311    81,311
Money market accounts                216,901   216,901   211,939   211,939
Certificates of deposit              600,059   608,168   518,469   526,581
                                 -----------------------------------------
Total Deposits                       993,106 1,001,215   908,123   916,235
FHLB Advances and other borrowings    46,236    46,115    74,380    74,259

Off-balance-sheet financial
  instruments:

Commitments to extend credit                     $(118)              $(214)
Standby letters of credit                          (23)                (15)

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


18.  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Corporation has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Corporation is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Corporation.
                                                                        52

                     SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA

Summaries of consolidated results of operations on a quarterly basis for the years ended June 30, 1996 are as follows:

                                            Three Months Ended
                             September 30  December 31  March 31  June 30
                             ------------  -----------  --------  -------
                                                  (Unaudited)

      FISCAL YEAR 1997        (Dollars in Thousands, Except Per Share Data)
      ----------------
Interest income............      $21,380     $22,078     $22,109  $22,074
Interest expense...........       12,650      13,201      12,926   13,011
                                 -------     -------     -------  -------
Net interest income........        8,730       8,877       9,183    9,063
Provision for loan losses..          903         903         370      248
                                 -------     -------     -------  -------
Net interest income after
 provision for loan losses.        7,827       7,974       8,813    8,815
Other income...............          992       2,510       2,855    2,339
Other expenses.............       11,396       5,743       6,650    7,374
Income tax expense ........         (984)      1,871       1,968    1,020
                                 -------     -------     -------  -------
Net income.................      $(1,593)     $2,870      $3,050   $2,760
                                 =======     =======     =======  =======
Per share data:

Net income.................       $(0.23)      $0.40       $0.42    $0.38
                                 =======     =======     =======  =======
Cash dividends paid........       $0.136      $0.136      $0.150   $0.150
                                 =======     =======     =======  =======

      FISCAL YEAR 1996
      ----------------
Interest income............      $19,813     $20,385     $20,294  $20,388
Interest expense...........       11,316      11,846      11,293   11,450
                                 -------     -------     -------  -------
Net interest income........        8,497       8,539       9,001    8,938
Provision for loan losses..          600         700         500      500
                                 -------     -------     -------  -------
Net interest income after
 provision for loan losses.        7,897       7,839       8,501    8,438
Other income...............        1,309       3,412       1,905    2,004
Other expenses.............        5,579       5,608       6,870    6,393
Income tax expense ........        1,456       2,256       1,198    1,602
                                 -------     -------     -------  -------
Net income.................       $2,171      $3,387      $2,338   $2,447
                                 =======     =======     =======  =======
Per share data:
Net income.................        $0.32       $0.49       $0.34    $0.35
                                 =======     =======     =======  =======
Cash dividends paid........       $0.124      $0.124      $0.127   $0.136
                                 =======     =======     =======  =======

              All per share data is adjusted for stock dividends
                      effected through June 30, 1997.

                              DIRECTORS AND OFFICERS

York Financial Corp.                         York Financial Corp. and
Executive Officers                           York Federal Savings and Loan
                                                 Association
                                             Directors

THOMAS W. WOLF                               CYNTHIA A. DOTZEL, CPA
Chairman of the Board                        Dotzel and Company, Inc.
                                             Certified Public Accountants
ROBERT W. PULLO
President and Chief Executive Officer        ROBERT W. ERDOS
                                             Owner
ROBERT A. ANGELO, ESQ.                       Stomp Off Records
Executive Vice President
Secretary/General Counsel                    RANDALL A. GROSS
                                             President
JAMES H. MOSS, CPA                           RG Industries
Senior Vice President
Chief Financial Officer/Treasurer            PAUL D. MILLS
                                             Owner
ROBERT C. HERZBERGER                         Willow Tree Farm
Senior Vice President
                                             ROBERT W. PULLO
                                             President and Chief Executive
                                                 Officer
                                             York Financial Corp.
                                             Chairman and Chief Executive
                                                 Officer
                                             York Federal Savings and Loan
                                                  Association

                                             BYRON M. REAM
                                             Executive Vice President
                                             R & R Components, Inc.

                                             ROBERT L. SIMPSON
                                             Executive Director
                                             Crispus Attucks Association, Inc.

                                             CAROLYN E. STEINHAUSER
                                             Executive Director
                                             York Foundation

                                             THOMAS W. WOLF
                                             President
                                             The Wolf Organization

                                             DIRECTORS EMERITI

                                             PAUL W. MOYER
                                             HIRAM L. WIEST, M.D.

                                             WILLIAM T. WOLF
                                             Chairman of the Board Emeritus

                                DIRECTORS AND OFFICERS

                      YORK FEDERAL SAVINGS AND LOAN ASSOCIATION
                                EXECUTIVE OFFICERS

ROBERT W. PULLO
Chairman of the Board and Chief Executive Officer

ROBERT A. ANGELO
President and Chief Operating Officer
                                                       ADMINISTRATIVE
MORTGAGE BANKING            RETAIL BANKING             SERVICES
GROUP                       GROUP                      GROUP

ROBERT C. HERZBERGER        LYNN D. KRAMER-CRENSHAW    JAMES H. MOSS, CPA
Executive Vice President    Executive Vice President   Executive Vice
President
Group Leader                Group Leader               Group Leader
                                                       Chief Financial
                                                         Officer/Treasurer
ROBERT H. BOYER             MILES C. BAXTER
Senior Vice President       Vice President             FERN W. BRESSLER, CPA
Mortgage Origination        Branch Banking             Vice President
Division                                               Controller

CAROL H. HINKLE             MICHAEL J. MCCLURE
Vice President              Vice President             CRAIGE L. SMITH, JR.
Lancaster Mortgage Center   Product Sales              Senior Vice President
                                                       Support Services
Division
ROBERT J. MATULEVICH
Vice President
Correspondent Lending

KATHY F. SERVELLE

Vice President
Residential Mortgage Lending

CORPORATE SERVICES          BUSINESS BANKING GROUP     OTHER VICE PRESIDENTS
GROUP

REBECCA S. MCCLURE, ESQ.    HARRY M. ZIMMERMAN         WILLIAM E. GROFT
Senior Vice President       Executive Vice President   Vice President
Group Leader                Group Leader               Continuous Improvement
Secretary/General Counsel
                            MICHAEL C. ROSE            DAWN C. PAUL
SHARON L. LUKER             Vice President             Vice President
Vice President              Relationship Manager       Auditor
Human Resources


                        YORK FEDERAL SAVINGS AND LOAN ASSOCIATION
                                     BRANCH OFFICES

CORPORATE HEADQUARTERS                            CUMBERLAND COUNTY, PENNSYLVANIA OFFICES

101 SOUTH GEORGE STREET, YORK, PENNSYLVANIA       798 EAST SIMPSON STREET, MECHANICSBURG
Joye E. Matysek, Assistant Vice President         Wendy L. Meneses, Assistant Vice President

                                                  269 PENROSE PLACE, CARLISLE
YORK COUNTY, PENNSYLVANIA OFFICES                 Teresa F. Kline, Assistant Vice President

2690 SOUTH QUEEN STREET, YORK                     75 ZIMMERMAN DRIVE, CAMP HILL
Judith A. Grube-Myers, Assistant Vice President   Wendy L. Meneses, Assistant Vice President

100 NORTH NORTHERN WAY, YORK
Wendy J. Spangler, Assistant Vice President
                                                  DAUPHIN COUNTY, PENNSYLVANIA OFFICE
1940 CARLISLE ROAD, YORK
Edward R. Fadely, Sr., Assistant Vice President   1123 WEST GOVERNOR ROAD, HERSHEY
                                                  Debra E. Dupler, Assistant Vice President
1 NORTH MAIN STREET, SHREWSBURY
Laurie A. Blevins, Assistant Vice President

HAINES ACRES SHOPPING CENTER, YORK                LANCASTER COUNTY, PENNSYLVANIA OFFICE
Victoria A. Schofield, Assistant Vice President
                                                  1758 OREGON PIKE, LANCASTER
880 WEST BROADWAY, RED LION                       Jay E. Lowman, Assistant Vice President
Matthew J. Forry, Assistant Vice President

1442 BANNISTER STREET, YORK                       HARFORD COUNTY, MARYLAND OFFICES
Fred L. Landis II, Assistant Vice President
                                                  1816 EMMORTON ROAD, BEL AIR
201 DART DRIVE, HANOVER                           Charlotte D. Smith, Assistant Vice President
Tammy L. Ford, Assistant Vice President
                                                  2006 ROCK SPRING ROAD, FOREST HILL
1781 WEST MARKET STREET, YORK                     Charlotte D. Smith, Assistant Vice President
Fred L. Landis II, Assistant Vice President

499 TYLER RUN ROAD, YORK
Margarette A. Sboray, Assistant Vice President

4157 NORTH GEORGE STREET, MANCHESTER
Tammy A. Schopf-Smith, Assistant Vice
President

3995 EAST MARKET STREET, YORK
Victoria R. Hopwood, Assistant Vice President

39 HANOVER STREET, SPRING GROVE
Ruth L. Shaffer, Assistant Vice President

1700 BALTIMORE PIKE, HANOVER
Tammy L. Ford, Assistant Vice President

                CORPORATE ORGANIZATION AND INFORMATION

Subsidiaries of York Financial Corp.              Corporate Information

YORK FEDERAL SAVINGS AND LOAN ASSOCIATION         CORPORATE HEADQUARTERS
ROBERT W. PULLO                                   101 South George Street
Chairman of the Board and                         York, Pennsylvania 17401
Chief Executive Officer

                                                  INDEPENDENT AUDITORS
ROBERT A. ANGELO, ESQ.                            Ernst & Young LLP
President and Chief Operating Officer             One North Charles
                                                  Baltimore, Maryland 21201

Y-F SERVICE CORP.                                 SPECIAL COUNSEL
HARRY A. LLOYD                                    Breyer & Aguggia
President and Chief Executive Officer             1300 I Street, N.W.
                                                  Suite 470 East
                                                  Washington, D.C. 20005

NEW SERVICE CORP.                                 TRANSFER AGENT AND
HARRY A. LLOYD                                    REGISTRAR
President and Chief Executive Officer             American Stock Transfer
                                                   and Trust Co.
                                                  40 Wall Street
                                                  46th Floor
YORK FINANCIAL INVESTMENT CORP.                   New York, New York 10005
JAMES H. MOSS, CPA
President and Chief Executive Officer             10-K INFORMATION
                                                  A copy of Form 10-K as
                                                  filed with the
                                                  Securities and Exchange
                                                  Commission will be
LENDERS SUPPORT GROUP, INC.                       furnished without charge
HARRY A. LLOYD                                    to stockholders of
President and Chief Executive Officer             record on September 2, 1997
                                                  upon written request to
                                                  James H. Moss, Senior
                                                  Vice President and
                                                  Chief Financial
                                                  Officer/Treasurer, York
                                                  Financial Corp., 101
                                                  South George Street,
                                                  P.O. Box 15068, York
                                                  Pennsylvania 17405.

FIRST CAPITAL BROKERAGE SERVICES, INC.            ANNUAL MEETING
KENNETH P. FETROW                                 The Annual Meeting of
President and Chief Executive Officer             the stockholders of York
                                                  Financial Corp. will be
                                                  held on Wednesday,
                                                  October 22, 1997 at 3:00
FIRST CAPITAL INSURANCE SERVICES, INC.            3:00 p.m. at the
 KENNETH P. FETROW                                Yorktowne Hotel, 48 East
President and Chief Executive Officer             Market Street, York,
                                                  Pennsylvania 17401.

                                                  York Financial Corp. is
                                                  an Equal Opportunity
                                                  Affirmative Action
                                                  Employer.

                                    EXHIBIT 21

                          Subsidiaries of the Registrant

                            Percentage             Jurisdiction or
Subsidiaries (1)              Owned            State of Incorporation
----------------            ----------         ----------------------

York Federal Savings
 and Loan Association          100%              Federally chartered
Advanced Real Estate
 Associates, Inc.(2)           100%              Pennsylvania
Residential Mortgage
 Corp. (2)                     100%              Pennsylvania
Y-F Service Corp.              100%              Pennsylvania
New Service Corp.              100%              Pennsylvania
York Financial
 Investment Corp. (3)          100%              Delaware
                  ---
Lenders Support Group, Inc.    100%              Pennsylvania
First Capital Brokerage
 Services, Inc.                100%              Pennsylvania
First Capital Insurance
 Agency, Inc.                  100%              Maryland

----------------------
(1) The operations of the Corporation's subsidiaries are included in the Corporation's consolidated financial statements.

(2) A wholly-owned subsidiary of York Federal Savings and Loan Association at June 30, 1997.

(3)    A wholly-owned subsidiary of New Service Corp.

                                    EXHIBIT 23

                         Consent of Independent Auditors

                          [Ernst & Young Letterhead]



                                    EXHIBIT 23

                        Consent of Independent Auditors



We consent to the incorporation by reference in the following Registration Statements of York Financial Corp. and in the related Prospectuses of our report dated July 17, 1997, with respect to the consolidated financial statements of York Financial Corp. included in the 1997 Annual Report to Stockholders of York Financial Corp. and incorporated by reference in this Annual Report (Form 10-K) for the year ended June 30, 1997:

       Number       33-27812        on Form S-3 dated April 3, 1989
       Number       33-89228        on Form S-3 dated April 5, 1995
       Number       33-87300        on Form S-8 dated December 13, 1994


                                                   /s/ERNST & YOUNG LLP
                                                   ERNST & YOUNG LLP



Baltimore, Maryland

September 26, 1997


PAGE