Form 10-Q
period 1997-09-30
YORK FINANCIAL CORP
filed 1997-11-14
CIK 777876

17

THIS PAPER DOCUMENT IS BEING  SUBMITTED PURSUANT TO RULE 901(d)
OF REGULATION S-T.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997
Commission File No. 0-14995


YORK FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

Pennsylvania
(State or other jurisdiction of incorporation or organization)

23-2427539
(I.R.S. employer identification number)

101 South George Street York, Pa.  17401
(Address of principal executive offices)(Zip code)

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

Common   stock,  par  value  $1.00  per  share  8,806,398  shares
outstanding as of  September 30, 1997.


YORK FINANCIAL CORP.

INDEX



Part I.         FINANCIAL INFORMATION                  Page
                                                       Number

Item 1.    Financial Statements

Consolidated balance sheets
September 30, 1997 and June 30, 1997 (unaudited)       3

Consolidated statements of income,
three months ended September 30, 1997
and 1996 (unaudited)                                   4

Consolidated statements of cash flows,
three months ended September 30, 1997
and 1996 (unaudited)                                   5

Notes to consolidated financial statements             6

Item 2.    Management's Discussion and Analysis of
Financial Condition and Results of Operations          8


Part II.       OTHER INFORMATION

Item 1.    Legal Proceedings                           18

Item 2.    Changes in Securities                       18

Item 3.    Defaults upon Senior Securities             18

Item 4.    Submission of Matters to a Vote of
          Security Holders                             18

Item 5.    Other Information                           19

Item 6.    Exhibits and Reports on Form 8-K            19


SIGNATURES                                             20

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                             September 30   June 30
                                1997         1997
ASSETS

(In thousands, unaudited)
Cash and due from banks:
   Noninterest-earning        $ 19,070    $ 21,612
   Interest-earning              1,924       1,527
                                20,994      23,139
Loans held for sale, net         6,190       4,882
Securities held for
trading                          5,186       7,158
Securities available for
sale                            58,582      59,690
Securities held to maturity
(fair value at Sept. 30,
1997 - $8,902 and June 30,
1997 - $8,782)                   8,916       8,953
Loans receivable, net          994,703     997,841
Real estate, net                13,484      13,439
Premises and equipment          17,875      17,320
Federal Home Loan Bank
stock, at cost                   7,907       7,907
Accrued interest receivable      8,384       7,981
Other assets                     7,823       8,777
Investments in joint ventures    5,681       5,306
Total Assets               $ 1,155,725 $ 1,162,393

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                  $    987,482 $   993,106
Federal Home Loan Bank
advances and other
borrowings                      46,330      46,236
Advances from borrowers for
taxes and insurance              1,373       4,719
Other liabilities               18,205      18,249
Total Liabilities            1,053,390   1,062,310

Stockholders' Equity:
Preferred Stock:
10,000,000
shares authorized and unissued     ---         ---
Common Stock, $1.00 par value:
Authorized 20,000,000 shares;
issued Sept 30, 1997 - 8,806,398;
June 30, 1997 - 7,008,347        8,806       7,008
Additional capital              79,492      80,633
Retained earnings               14,672      13,290
Unrealized gains                   292          79
Unearned ESOP shares              (927)       (927)
Total Stockholders' Equity     102,335     100,083
Total Liabilities and
Stockholders' Equity       $ 1,155,725 $ 1,162,393

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                               Three Months Ended
                                 September 30
                                 1997      1996
(In thousands, unaudited)
Interest income:
Interest and fees on loans   $ 20,501     19,702
Interest on securities held
for trading                       197        382
Interest on securities
available for sale              1,006        888
Interest and dividends on
securities held to maturity       255        233
Other interest income             207        175
Total interest income          22,166     21,380
Interest expense:
Interest on deposits           12,224     11,212
Interest on borrowings            801      1,438
Total interest expense         13,025     12,650
Net interest income             9,141      8,730
Provision for loan losses         753        903
Net interest income after
provision for loan losses       8,388      7,827
Other income:
Mortgage banking                  850        753
Gain (loss) on sales of
real estate                         6        (53)
Fees and service charges          740        677
Income (loss) from joint
ventures                          190       (627)
Other operating income            309        242
Total other income              2,095        992
Other expenses:
Salaries and employee benefits  3,144      2,957
Occupancy                         873        810
Federal deposit insurance         155        531
SAIF assessment                   ---      5,310
Real estate                       466         97
Data processing                   266        249
Advertising                       134        134
Other                           1,386      1,308
Total other expenses            6,424     11,396
Income before income taxes      4,059     (2,577)
Provision for income taxes      1,626       (984)
Net income                    $ 2,433   $ (1,593)

Per share data:
Net income                    $  0.26   $  (0.18)
Cash dividends paid           $ 0.120   $  0.109
Weighted average shares     9,276,996  8,796,412

See notes to consolidated financial statements


YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Three Months Ended
                               September 30
                               1997      1996
                         (In thousands,unaudited)

OPERATING ACTIVITIES
Net income                   $ 2,433   $(1,593)
Adjustments to reconcile
netincome to net cash
provided by operating
activities:
Amortization and accretion
on securities, net               (65)     (192)
Provision for loan losses        753       903
Provision for real estate
losses                           328       ---
Depreciation and  amortization   440       417
Loans originated for sale    (33,206)  (19,276)
Proceeds from sales of
trading securities            34,232    25,525
Realized (gains) losses on
trading securities              (631)      133
Decrease (increase) in
other assets                     829      (708)
Decrease in other liabilities   (159)   (7,652)
Other                           (294)      110
Net cash provided by (used
in) operating activities       4,660    (2,333)

INVESTING ACTIVITIES
Principal repayments on
securities                     1,498     2,313
Loans originated or acquired,
net of change in deferred
loan fees                    (53,073) (100,139)
Principal collected on loans  54,428    43,086
Purchases of real estate         (93)      (33)
Proceeds from sales of
real estate                      765       958
Purchases of premises,
equipment, and tenant
improvements, net               (915)     (963)
Other                         (3,492)   (2,219)
Net cash used in investing
activities                      (882)  (56,997)

FINANCING ACTIVITIES
Net decrease in noninterest-
bearing demand deposits,
interest-bearing transaction
accounts, savings accounts,
and 31-day certificates of
deposit                       (5,752)  (19,035)
Net increase in certificates
of deposit                       129    32,919
Net increase in short-term
advances received from
Federal Home Loan Bank           ---    42,500
Increase in convertible
advance received from Federal
Home Loan Bank                    97       ---
Repayments of Federal Home
Loan Bank advances
and other borrowings              (3)       (3)
Issuance of common stock :
Dividend reinvestment plan       561       552
Stock option plans                96       ---
Cash dividends paid           (1,051)     (914)
Net cash (used in) provided
by financing activities       (5,923)   56,019
Decrease in cash and cash
equivalents                   (2,145)   (3,311)
Cash and cash equivalents
at beginning of year          23,139    24,071
Cash  and cash equivalents
at end of year             $  20,994  $ 20,760

See notes to consolidated fiancial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1997


Note A -- Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

Cash Flow Information: For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During the three months ended September 30, 1997 and 1996, the Association exchanged loans for mortgage-backed securities in the amounts of $31.8 million and $21.0 million, respectively. During the three months ended September 30, 1997 and 1996, the Association transferred unpaid loan balances from loans to real estate acquired due to foreclosures of $1.1 million and $1.4 million, respectively.

Reclassifications: Certain reclassifications have been made to the fiscal 1997 consolidated financial statements to conform with the fiscal 1998 presentation.

Note B -- Per Share Data

On October 22, 1997, the Corporation declared a 5 for 4 stock split, effected in the form of a 25% stock dividend, to shareholders of record on November 3, 1997, to be paid November 17, 1997. Net income per share is computed based on the weighted average number of common shares outstanding and dilutive common stock equivalents, adjusted for stock splits/dividends. Cash dividends paid per share are based on the number of common shares outstanding at each record date, adjusted for stock splits/dividends.

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

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. Statement No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Corporation will adopt Statement No. 130 on July 1, 1998. Reclassification of financial statements for earlier periods provided for comparative purposes will be required. Adoption of Statement No. 130 is not expected to have a material impact on the Corporation.

In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." The Corporation will adopt Statement No. 131 on July 1, 1998 and comparative information for earlier years will be restated. Adoption of Statement No. 131 is not expected to have a material impact on the Corporation.

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

York Financial is a unitary savings and loan holding company incorporated in Pennsylvania in September 1985 and in August 1986 became the sole stockholder of York Federal Savings and Loan
Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At September 30, 1997, the Corporation had consolidated assets of $1.2 billion, total deposits of $987.5 million and stockholders' equity of $102.3 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, consumer loans and investment securities. York Federal conducts its business through twenty-two offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

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

A traditional measurement utilized to quantify interest rate risk is an interest sensitivity gap analysis. The following table presents the Corporation's interest sensitivity gap between interest-earning assets and interest-bearing liabilities that mature or reprice within one year as of September 30, 1997 and June 30, 1997.

Interest Sensitivity Gap Analysis

                                 Subject to Repricing
                                September 30   June 30
                                    1997        1997
(Dollars in thousands)
Earning assets maturing or
repricing within one year       $ 583,679    $ 593,435
Interest bearing liabilities
maturing or repricing within
one year                          638,132      668,562
Interest sensitivity gap
within one year                 $ (54,453)   $ (75,127)
Cumulative interest sensitivity
gap within one year as a
percent of total assets            (4.71%)      (6.46%)

The Corporation also monitors its interest rate risk in accordance with regulatory guidance. Fluctuations in net interest income and the market value of portfolio equity are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors.


An analysis of hypothetical changes in interest rates as of September 30, 1997 is as follows:

                 Projected Change
   Changes in         in Net      Projected Change
 Interest Rates  Interest Income       in Net
 (basis points)   Next 12 Months   Portfolio Value
                       (1)               (2)
      200              (8%)             (15%)
      100              (4%)             (7%)
     (100)              4%               8%
     (200)              7%               16%

(1) The percentage change in this column represents the net interest income for 12 months in a stable interest rate environment, versus the net interest income in the various rate scenarios.
(2) The percentage change in this column represents the net portfolio value in a stable interest rate environment, versus the net portfolio value in the various rate scenarios. Net portfolio value is defined as the present value of expected net cash flows from existing assets, minus the present value of expected cash flows from existing liabilities, plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts.

Interest rate risk as indicated through these financial statement simulations is considered to be within acceptable limits. The management of York Federal is committed to managing the asset portfolio in order to maximize the yield and maintain an interest rate sensitivity of York Federal's earning assets that insulates it from the potential negative effect of interest rate fluctuations.

Asset Quality

Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio. The Association's policy is to maintain the allowance for loan losses at a level believed adequate by management to absorb potential loan losses within the portfolio. Management's determination of the adequacy of the allowance is performed by an internal loan review committee and is based on risk characteristics of the loans, including loans deemed impaired in accordance with Financial Accounting Standards Board (FASB) Statement No. 114, past loss experience, economic conditions and such other factors that deserve recognition. Additions to the allowance are charged to operations.

An analysis of the allowance for loan losses, for the periods indicated is as follows:

                                  Three        Fiscal
                                  Months        Year
                                  Ended        Ended
                                September 30  June 30
                                   1997         1997
(Dollars in thousands)

Total allowance for loan
losses at beginning of period $    6,413   $    6,609
Loans charged-off:
Real estate - mortgage:
Residential                          278        1,304
Commercial                             7        1,820
Consumer                               6          226
Total charged-offs                   291        3,350

Recoveries:
Real estate - mortgage:
Residential                           37          210
Commercial                             8          516
Consumer                               4            4
Total recoveries                      49          730
Net loans charged-off                242        2,620
Provision for loan losses            753        2,424
Total allowance for loan
losses at end of period       $    6,924   $    6,413
Percentage of net charge-offs
to average loans outstanding
during the period                   0.02%        0.26%
Percentage of allowance for loan
losses to adjusted total loans      0.69%        0.64%

The allowance for loan losses totaled $6.9 million or .69% of adjusted total loans of $1.0 billion at September 30, 1997. Such amount is considered adequate relative to management's assessment of risk characteristics inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to problem loans as well as changes in economic conditions.

An analysis of nonperforming assets is summarized as follows:

                              September 30   June 30
                                 1997          1997
(Dollars in thousands)
Loans accounted for on a
      nonaccrual basis:
Real estate-mortgage:
Commercial                    $      826  $      950
Total nonaccrual loans               826         950
Accruing loans which are
contractually past due
90 days or more:
Real estate-mortgage:
Residential                       12,849      12,735
Consumer                             955         702
Total of 90 days past due loans   13,804      13,437
Total of nonaccrual and 90
days past due loans           $   14,630  $   14,387
As a percent of total loans         1.46%       1.43%

Real estate owned:
 Real estate acquired through
foreclosure or repossession
by loan type:
Real estate:
Residential                   $    5,377  $    4,978
Commercial                         2,443       2,714
Land                               2,753       2,895
Allowance for real estate losses    (278)       (365)
Total real estate owned       $   10,295  $   10,222
As a percent of total assets        0.89%       0.88%
Total nonperforming assets    $   24,925  $   24,609
As a percent of total assets        2.16%       2.12%

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

Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining an allowance for real estate losses (such allowance is separate from and in addition to the allowance for loan losses). For the first three months of fiscal 1998, net charge-offs were $415,000 and additions to the allowance totalled $328,000 resulting in a decrease in the allowance to $278,000 at September 30, 1997. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.

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

Deposits represent the Association's primary source of funds. The Association does not rely on brokered deposits as a source of funds. During the first three months of fiscal 1998, the Association's deposits decreased $5.2 million. York Federal has supplemented its deposit gathering efforts through borrowings from the FHLB of Pittsburgh. At September 30, 1997, York Federal had $45.4 million in FHLB advances outstanding at a weighted average interest rate of 5.79%.

Under current regulations, York Federal is required to maintain liquid assets at 5.0% or more of its net withdrawable deposits plus short term borrowings. Throughout the three months ended September 30, 1997, York Federal maintained an average liquidity level which was in compliance with the regulatory requirements. At September 30, 1997, the Association's liquidity level was 5.04%.

Amortization and prepayments of loans and proceeds from loan and securities sales within the Association's mortgage banking activity represent a substantial source of funds to York Federal. These sources amounted to $89.5 million for the first three months of fiscal 1998.

The principal use of funds is the origination of mortgage and other loans. Loan demand resulted in total originations of $89.1 million for the period ended September 30, 1997. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity and expanded mortgage broker relationships. The volume of originations was favorably impacted by a relatively stable interest rate environment and included traditional long term fixed rate loans originated primarily for sale as well as adjustable rate and residential construction loan products. In addition, in response to changing customer preferences, intermediate term mortgage products, i.e. seven year balloon loans and 5/1 CMT adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter), continue to represent a significant component of loan origination volume.

Capital

The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at
September 30, 1997 totaled $102.3 million compared to $91.8 million at September 30, 1996, an increase of $10.5 million or 11.4%. This growth was a result of a combination of factors including current earnings, cash dividends paid (representing a payout ratio of 43.2%), issuance of shares in connection with various benefit and dividend reinvestment plans and the impact of unrealized gains on "available for sale" securities.

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

At September 30, 1997, York Federal's tangible and core capital both equaled 7.7% ($88.0 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%, respectively, as indicated above. York Federal's total assets do not include any goodwill. York Federal's core capital to risk weighted assets equaled 11.4% ($88.0 million) at September 30, 1997, which exceeds its required level of 4.0%. Finally, York Federal's risk-based capital ratio equaled 12.3% ($94.8 million) at September 30, 1997, which exceeds its required level of 8.0 % by $33.1 million.

Transactions with Affiliates

Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At September 30, 1997 such transactions are within these regulatory limits.

Results of Operations

Three  months ended September 30, 1997 compared to September  30,
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

Net interest income for the three months ended September 30, 1997 was $9.1 million compared to $8.7 million for the same period last year, which represents a 4.7% increase. The increase in net interest income was attributable to an increase in average earning assets primarily due to the retention of intermediate term assets. The margin on interest-earning assets increased to 3.35% from 3.28% for the three months ended September 30, 1997 and 1996, respectively. The impact of a more favorable asset composition and a lower average level of non-accrual loans resulted in a 10 basis point increase to the average yield on interest earning assets to 8.04% for the three months ended September 30, 1997 as compared to 7.94% in the same period in the prior year. The higher level of interest-bearing liabilities during the first three months of fiscal 1998 resulted from increases in higher cost guaranteed money fund and certificate accounts which were offset by decreases in savings and regular money market accounts. This resulting composition shift partially offset the generally lower levels of interest rates resulting in an increase to the average rate on interest bearing liabilities to 5.01% as compared to 4.95% in the same period last year. The net effect caused the interest rate spread for the current period to increase to 3.03% from 2.99% in the same period last year.

Provision for Loan Losses

Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio.
See "Asset Quality".

Other Income

Other  income  was  $2.1  million  for  the  three  months  ended
September 30, 1997, an increase from the three months ended September 30, 1996. Mortgage banking income for the three months ended September 30, 1997 increased $97,000 to $850,000 or 12.9% as compared to the same period in 1996 and includes net gains on sales of loans, trading securities and servicing rights and income from loan servicing fees. Mortgage backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At September 30, 1997, securities held for trading were $5.2 million with an indicated unrealized gain of $32,000 which was recognized as a component of mortgage banking income.

The portfolio of loans serviced for others totaled $557.7 million at September 30, 1997 as compared to $597.9 million at September 30, 1996. The net servicing rate earned on the portfolio of loans serviced for others for the three months ended September 30, 1997 decreased to .163% from .257% in the same period in 1996. The decrease in net servicing rate of 9.4 basis points is primarily attributable to the implementation of FASB Statement No. 122 and the related capitalization of mortgage servicing rights. Amortization of capitalized mortgage servicing rights for the three months ended September 30, 1997 was $80,000 and is recognized as a reduction of gross servicing fee income. Such amount compares to $43,000 for September 30, 1996. The combination of these volume and rate changes caused loan servicing fees as of September 30, 1997 to decrease $157,000 to $226,000 as compared to September 30, 1996.

Fees and service charges for the three months ended September 30, 1997 increased by 9.3% to $740,000 compared to 677,000 in the same period in 1996, and is primarily a result of the current service charge fee structure coupled with growth in both loans and deposits.

The Corporation is a partner in various joint ventures; these joint ventures during the first three months of fiscal 1998 had net income of $190,000. This income was primarily related to the Corporation's share in the net income of a venture capital partnership resulting from the increased market value of underlying portfolio investments.

Other operating income was $309,000 in the first three months of fiscal 1998 as compared to $242,000 in the first three months of fiscal 1997. Other operating income includes income from operations of subsidiaries, including commissions earned from discount brokerage activities and appraisal and construction inspection services provided to independent third parties.

Other Expenses

Other expenses of $6.4 million decreased $5.0 million or 43.6% for the three months ended September 30, 1997 as compared to the same period in 1996, which was primarily attributable to the one time SAIF special assessment paid during fiscal 1996. On September 30, 1996, the President signed into law the Deposit
Insurance Funds Act of 1996 to recapitalize the SAIF and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment on SAIF deposits equal to 65.7 basis points of the SAIF-assessable deposit base as of March 31, 1995. As a result of the one time special assessment the Association's insurance premium rate decreased from 23.0 basis points for the quarter ended September 30, 1996 to 18.0 basis points for the quarter ended December 31, 1996 and to 6.4 basis points in the quarters ended March 31, 1997 and June 30, 1997, respectively. The current 6.4 basis point rate is more consistent with the deposit insurance premiums paid by Bank Insurance Fund (BIF) insured institutions and may vary according to Association capital levels and management ratings.

Salaries and employee benefits for the three months ended September 30, 1997 increased $187,000 or 6.3% over the same period in 1996 and is attributable to a combination of the following factors: adjustments to the salary administration program, start up compensation expenses related to a newly established Commercial Business Banking Group, an increase in full time equivalent personnel from 384 at September 30, 1996 to 390 at September 30, 1997 and additional staffing at First
Capital Brokerage Services, Inc. related to providing financial planning services formerly provided by third parties. Occupancy expense increased $63,000 or 7.8% over the same period in 1996 and is primarily attributed to operating cost related to recently acquired equipment and a new office facility occupied in June 1996. Real estate expenses increased $369,000 when compared to September 30, 1996 and is primarily attributable to an increase in the provision for possible real estate losses. Other expenses for the three months ended September 30, 1997 increased $78,000 or 6.0% compared to the same period in 1996, resulting from the recognition of costs incurred to examine the Association's operating efficiency.

Provision for Income Taxes

The provision for income taxes of $1.6 million for the three months ended September 30, 1997 represents an effective tax rate of 40.1% as compared to 38.2% for the same period last year.

Other Matters

York Financial Corporation engages a third party service bureau for all of its core banking processing applications. The Company is monitoring and testing these applications as well as other in-house applications, as necessary, to ensure that the situation commonly referred to as the "year 2000 problem" will not have a significant effect on operations or financial condition. The problem arises when computer programs cannot process data for the year 2000 and beyond. It is estimated that the cost of addressing the year 2000 problem and making the Company's computer systems year 2000 compliant will not be material.

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

PART II.  OTHER INFORMATION


  ITEM 1. LEGAL PROCEEDINGS

          None


  ITEM 2. CHANGES IN SECURITIES

          None


  ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None


  ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Annual meeting of Stockholders of York Financial Corp. was held October 22, 1997. Business transacted at the meeting was as outlined in the Notice of Annual Meeting and Proxy Statement dated September 25, 1997. Included was ratification of the 1997 Stock Option and Incentive Plan, with votes cast as follows:


                    For       4,260,902 shares
                    Against     492,605 shares
                    Abstain      82,804 shares

          Proposal was ratified.

          Also included was ratification of an Amendment to the Articles of Incorporation to increase the Company's authorized Common Stock frm 10,000,000 to 20,000,000 shares, with votes cast as follows:

                    For       5,332,375 shares
                    Against     224,741 shares
                    Abstain      66,970 shares

          Proposal was ratified

  ITEM 5. OTHER INFORMATION

          None

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          The following exhibit is included herein:

            (11) Statement re: computation of earning per share

          The company did not file any reports on Form 8-K during the six months ended December 31, 1996.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


York Financial Corp.
(Registrant)


Date  November 13, 1997

/s/ Robert W. Pullo
Robert W. Pullo, President - Chief Executive Officer


Date  November 13, 1997

/s/ James H. Moss
James H. Moss, Senior Vice President -
Chief Financial Officer/Treasurer


(11) -- Statement  re:
Computation of Earnings Per Share


                                  Three Months Ended
                                    September 30
                                    1997      1996
(Dollars in thousands, except per share data)
Primary:
Average shares outstanding      8,697,329  8,308,176
Net effect of dilutive stock
options - based on the treasury
stock method using average
market price                      579,667    488,236

            Totals              9,276,996  8,796,412


Net income                      $   2,433 $   (1,593)

Per share amount                $    0.26 $    (0.18)

Fully diluted:
Average shares outstanding      8,697,329  8,308,176
Net effect of dilutive stock
options -- based on the
treasury stock method using
quarter end market price or
average market price whichever
is greater                        627,380    488,236

            Totals              9,324,709  8,796,412

Net income                      $   2,433  $  (1,593)

Per share amount                $    0.26  $   (0.18)