Form 10-Q
period 1997-12-31
YORK FINANCIAL CORP
filed 1998-02-12
CIK 777876

15

THIS PAPER DOCUMENT IS BEING  SUBMITTED PURSUANT TO RULE 901(d)
OF REGULATION S-T.



FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1997
Commission File No. 0-14995

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

Common stock, par value $1.00 per share 8,851,599 shares outstanding as of December 31, 1997.


YORK FINANCIAL CORP.

INDEX


                                                       Page
Part I.        FINANCIAL INFORMATION                   Number

Item 1.   Financial Statements

Consolidated balance sheets
December 31, 1997 and June 30, 1997 (unaudited)             3

Consolidated statements of income,
three months and six months ended December 31, 1997
and 1996 (unaudited)                                        4

Consolidated statements of cash flows,
six months ended December 31, 1997
and 1996 (unaudited)                                        5

Notes to consolidated financial statements                  6

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations               8

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                19

Item 2.   Changes in Securities                            19

Item 3.   Defaults upon Senior Securities                  19

Item 4.   Submission of Matters to a Vote of
          Security Holders                                 19

Item 5.   Other Information                                20

Item 6.   Exhibits and Reports on Form 8-K                 20


SIGNATURES                                                 21

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                     December     June
                                        31         30
                                       1997       1997
                ASSETS           (In thousands, unaudited)
Cash and due from banks:
   Noninterest-earning                 $18,599    $21,612
   Interest-earning                      7,810      1,527
                                        26,409     23,139

Loans held for sale, net                13,982      4,882
Securities held for trading              5,117      7,158
Securities available for sale           57,481     59,690
Securities held to maturity
  (fair value at Dec. 31, 1997 -
   $5,822 and June 30,
   1997 - $8,782)                        5,820      8,953
Loans receivable, net                1,010,360    997,841
Real estate, net                        13,317     13,439
Premises and equipment                  18,789     17,320
Federal Home Loan Bank stock, at
cost                                     7,907      7,907
Accrued interest receivable              7,935      7,981
Other assets                             9,049      8,777
Investments in joint ventures            6,110      5,306
Total Assets                        $1,182,276 $1,162,393

                    LIABILITIES AND
               STOCKHOLDERS' EQUITY

Liabilities:
   Deposits                         $1,014,534   $993,106
   Federal Home Loan Bank
   advances and other borrowings        40,857     46,236
   Advances from borrowers
   for taxes and insurance               2,608      4,719
   Other liabilities                    19,475     18,249
Total Liabilities                    1,077,474  1,062,310

Stockholders' Equity:
   Preferred Stock: 10,000,000
   shares authorized and unissued          ---        ---
   Common Stock, $1.00 par value:
    Authorized 20,000,000 shares;
    issued Dec. 31, 1997 -
    8,851,599; June 30, 1997 -
    7,008,347                            8,852      7,008
   Additional capital                   80,016     80,633
   Retained earnings                    16,526     13,290
   Unrealized gains                        335         79
   Unearned ESOP shares                  (927)       (927)
Total Stockholders' Equity             104,802    100,083
Total Liabilities and Stockholders'
Equity                              $1,182,276 $1,162,393

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF INCOME

                           Three Months        Six Months
                              Ended              Ended
                            December 31       December 31
                            1997    1996     1997     1996
               (In thousands except per share data, unaudited)
Interest income:
Interest and fees on
loans                     $20,741   $20,501   $41,242   $40,203
Interest on securities
 held for trading             152       242       349       624
Interest on securities
 available for sale           973       871     1,979     1,759
Interest and dividends on
securities held to
maturity                      244       236       499       469
Other interest income         161       228       368       403
Total interest income      22,271    22,078    44,437    43,458
Interest expense:
Interest on deposits       12,382    11,509    24,606    22,721
Interest on borrowings        587     1,692     1,388     3,130
Total interest expense     12,969    13,201    25,994    25,851
Net interest income         9,302     8,877    18,443    17,607
Provision for loan losses   1,060       903     1,813     1,806
Net interest income after
provision for loan losses   8,242     7,974    16,630    15,801
Other income:
Mortgage banking            1,385     1,273     2,235     2,026
Gain (loss) on
sales of real estate           16        13        22      (40)
Fees and service charges      779       776     1,519     1,453
Income (loss)
from joint ventures           763       206       953     (421)
Other operating income        368       242       677       484
Total other income          3,311     2,510     5,406     3,502
Other expenses:
Salaries and employee
benefits                    3,327     2,484     6,471     5,441
Occupancy                     896       875     1,769     1,685
Federal deposit insurance     158       415       313       946
SAIF assessment               ---       ---       ---     5,310
Real estate                   235        87       701       184
Data processing               290       278       556       527
Advertising                   272       240       406       374
Other                       1,590     1,364     2,976     2,672
Total other expenses        6,768     5,743    13,192    17,139
Income before income taxes  4,785     4,741     8,844     2,164
Provision for income taxes  1,874     1,871     3,500       887
Net income                 $2,911    $2,870    $5,344    $1,277

Per share data:
Net income per share       $ 0.33    $ 0.34    $ 0.61    $ 0.15
Net income per
share - assuming dilution  $ 0.31    $ 0.32    $ 0.57    $ 0.14
Cash dividends paid        $0.120    $0.109    $0.240    $0.218
Weighted average shares 8,744,342 8,352,548 8,720,366 8,329,631
Weighted average
shares - assuming
dilution                9,435,273 8,922,521 9,366,653 8,860,222

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Six Months Ended
                                     December 31
                                   1997       1996
(In thousands, unaudited)
OPERATING ACTIVITIES
Net income                      $  5,344  $ 1,277
Adjustments to reconcile net
income to net cash provided
by operating activities:
Amortization and accretion on       (120)    (357)
securities, net
Provision for loan losses          1,813    1,806
Provision for real estate losses     428      ---
Depreciation and amortization        893      838
Loans originated for sale        (70,016) (44,914)
Proceeds from sales of
trading securities                62,236   60,406
Realized (gains) losses
 on trading securities            (1,044)     158
Decrease in other assets           1,054      515
Increase (decrease) in other
liabilities                        1,088  (15,928)
Other                             (1,788)  (1,101)
Net cash provided by
 (used in) operating activities     (112)   2,700

INVESTING ACTIVITIES
Purchases of securities held to
maturity                          (2,000)     (57)
Proceeds from maturities
 of securities held to maturity    5,090       57
Principal repayments on
securities                         3,825    4,354
Loans originated or acquired, net
of change in deferred loan fees (131,626)(163,558)
Principal collected on loans     114,066   86,894
Proceeds from sales of loans         ---    1,643
Purchases of real estate           (280)     (82)
Proceeds from sales of real
estate                             3,151    1,686
Purchases of premises, equipment,
 and tenant improvements, net     (2,223)  (1,338)
Other                             (1,790)    (297)
Net cash used in investing
activities                       (11,787) (70,698)

FINANCING ACTIVITIES
Net increase (decrease) in
noninterest-bearing demand
deposits, interest-bearing
transaction accounts,
savings accounts, and 31-day
certificates of deposit            9,592  (23,283)
Net increase in certificates of
deposit                           12,185   58,047
Net increase (decrease) in
short-term advances received
from FHLB                         (6,000)   7,000
Net increase in convertible
advance received from FHLB           279   25,000
Repayments of Federal Home Loan
 Bank advances and other
borrowings                           (6)      (6)
Issuance of common stock :
  Dividend reinvestment plan       1,120    1,016
  Stock option plans                 128       97
Cash dividends paid               (2,108)  (1,833)
Cash paid in lieu of fractional
shares                               (21)     (21)
Net cash (used in) provided
 by financing activities          15,169   66,017
Increase (decrease) in
 cash and cash equivalents         3,270   (1,981)
Cash and cash equivalents
 at beginning of year             23,139   24,071
Cash  and cash equivalents
 at end of year                 $ 26,409 $ 22,090

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1997

Note A -- Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

Cash Flow Information: For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During the six months ended December 31, 1997 and 1996, the Association exchanged loans for mortgage-backed securities in the amounts of $60.8 million and $43.0 million, respectively. During the six months ended December 31, 1997 and 1996, the Association transferred unpaid loan balances from loans to real estate acquired due to foreclosures of $3.2 million and $6.6 million, respectively.

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

In February 1997, the FASB issued Statement No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. The Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. The Corporation adopted Statement No. 128 on January 1, 1998 and all prior-period EPS data presented was restated.

The following table sets forth the computation of basic and diluted earnings per share:

                    Three Months Ended   Six Months Ended
                        December 31         December 31
                     1997        1996       1997       1996
Numerator:
   Net Income    $2,911,000  $2,870,000  $5,344,000  $1,277,000

Numerator for
basic and
diluted earnings
per share        $2,911,000  $2,870,100  $5,344,000  $1,277,000

Denominator:
Denominator for
basic earnings per
share - weighted
average shares    8,744,342   8,352,548   8,720,366   8,329,631

Effect of
dilutive
 securities:
Employee Stock
Options             690,931     569,973     646,287     530,591

Denominator for
diluted earnings per
share - adjusted
weighted-average
shares and assumed
conversion         9,435,273   8,922,521   9,366,653   8,860,222

Basic earnings
 per share             $0.33       $0.34       $0.61       $0.15

Diluted earnings
 per share             $0.31       $0.32       $0.57       $0.14

Note C -- Recently Issued Accounting Guidance

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

York Financial is a unitary savings and loan holding company incorporated in Pennsylvania in September 1985 and in August 1986 became the sole stockholder of York Federal Savings and Loan Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At December 31, 1997, the Corporation had consolidated assets of $1.2 billion, total deposits of $1.0 billion and stockholders' equity of $104.8 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, consumer loans and investment securities. York Federal conducts its business through twenty-two offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

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

A traditional measurement utilized to quantify interest rate risk is an interest sensitivity gap analysis. The following table presents the Corporation's interest sensitivity gap between interest-earning assets and interest-bearing liabilities that mature or reprice within one year as of December 31, 1997 and June 30, 1997.

Interest Sensitivity Gap Analysis

                               Subject to Repricing
                              December 31   June 30
                                  1997        1997
                              (Dollars in thousands)
Earning assets maturing
 or repricing within one year     $591,995  $593,435

Interest bearing liabilities
maturing or repricing
within one year                    670,569   668,562

Interest sensitivity gap
 within one year                 $ (78,574) $(75,127)

Cumulative interest sensitivity
gap within one year as a percent
of total assets                     (6.65%)   (6.46%)

     The Corporation also monitors its interest rate risk in accordance with regulatory guidance. Fluctuations in net interest income and the market value of portfolio equity are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors.


     An analysis of hypothetical changes in interest rates as of December 31, 1997 is as follows:

  Changes in     Projected Change in
Interest Rates   Net Interest Income  Projected Change in
(basis points)    Next 12 Months (1)  Net Portfolio Value (2)
      200                (8%)                 (16%)
      100                (4%)                  (8%)
     (100)                4%                    8%
     (200)                8%                   17%

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

An analysis of the allowance for loan losses, for the periods indicated is as follows:

                                       Six Months  Fiscal Year
                                         Ended        Ended
                                      December 31    June 30
                                          1997         1997
                                      (Dollars in thousands)
Total allowance for loan losses
 at beginning of period                   $6,413     $6,609
Loans charged-off:
Real estate - mortgage:
Residential                                  719      1,304
Commercial                                    24      1,820
Consumer                                      36        226
Total charged-offs                           779      3,350

Recoveries:
Real estate - mortgage:
Residential                                   39        210
Commercial                                   229        516
Consumer                                       6          4
Total recoveries                             274        730
Net loans charged-off                        505      2,620
Provision for loan losses                  1,813      2,424
Total allowance for loan
  losses at end of period                 $7,721     $6,413
Percentage of net charge-offs to
average loans outstanding
during the period                           0.05%      0.26%
Percentage of allowance for loan
losses to adjusted total loans              0.76%      0.64%



The allowance for loan losses totaled $7.7 million or .76% of adjusted total loans of $1.0 billion at December 31, 1997. Such amount is considered adequate relative to management's assessment of risk characteristics inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to problem loans as well as changes in economic conditions.

An analysis of nonperforming assets is summarized as follows:

                                    December 31   June 30
                                        1997        1997
                                    (Dollars in thousands)
Loans accounted for on a nonaccrual
basis:
Real estate-mortgage:
Commercial                               $   --   $   950
Total nonaccrual loans                       --       950
Accruing loans which are
contractually
past due 90 days or more:
Real estate-mortgage:
Residential                              13,585    12,735
Consumer                                    903       702
Total of 90 days past due loans          14,488    13,437
Total of nonaccrual and 90 days
 past due loans                         $14,488   $14,387
As a percent of total loans               1.41%     1.43%

Real estate owned:
Real estate acquired through
foreclosure
or repossession by loan type:
Real estate:
Residential                              $6,506    $4,978
Commercial                                2,060     2,714
Land                                      2,600     2,895
Allowance for real estate losses           (51)     (365)
Total real estate owned                 $11,115   $10,222
As a percent of total assets              0.94%     0.88%
Total nonperforming assets              $25,603   $24,609
As a percent of total assets              2.17%     2.12%

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

Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining an allowance for real estate losses (such allowance is separate from and in addition to the allowance for loan losses). For the first six months of fiscal 1998, net charge-offs were $742,000 and additions to the allowance totalled $428,000 resulting in a decrease in the allowance to $51,000 at December 31, 1997. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.


Liquidity

The primary purpose of asset/liability management is to maintain adequate liquidity and a desired balance between interest-sensitive assets and liabilities. Liquidity management focuses on the ability to meet the cash flow requirements of customers wanting to withdraw or borrow funds for their personal or business needs. Interest rate sensitivity management focuses on consistent growth of net interest income in times of fluctuating interest rates. The management of liquidity and interest rate sensitivity must be coordinated since decisions involving one may influence the other.

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

Deposits represent the Association's primary source of funds.
The Association does not rely on brokered deposits as a source of funds. During the first six months of fiscal 1998, the Association's deposits increased $21.4 million. York Federal has supplemented its deposit gathering efforts through borrowings from the FHLB of Pittsburgh. At December 31, 1997, York Federal had $39.9 million in FHLB advances outstanding at a weighted average interest rate of 5.47%.

Under current regulations, effective November 24, 1997, York Federal is required to maintain liquid assets at 4.0% or more of its net withdrawable deposits and short term borrowings, excluding those with unexpired maturities exceeding one year. Throughout the six months ended December 31, 1997, York Federal maintained an average liquidity level which was in compliance with the regulatory requirements. At December 31, 1997, the Association's liquidity level was 5.50%.

Amortization and prepayments of loans and proceeds from loan and securities sales within the Association's mortgage banking activity represent a substantial source of funds to York Federal.
These sources amounted to $184.1 million for the first six months of fiscal 1998.

The principal use of funds is the origination of mortgage and other loans. Loan demand resulted in total originations of $209.3 million for the period ended December 31, 1997. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity and expanded mortgage broker relationships. The volume of originations was favorably impacted by a relatively stable interest rate environment and included traditional long term fixed rate loans originated primarily for sale as well as adjustable rate and residential construction loan products. In addition, in response to changing customer preferences, intermediate term mortgage products, i.e. seven year balloon loans and 5/1 CMT adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter), continue to represent a significant component of loan origination volume.


Capital

The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at December 31, 1997 totaled $104.8 million compared to $94.5 million at December 31, 1996, an increase of $10.3 million or 10.9%. This growth was a result of a combination of factors including current earnings, cash dividends paid (representing a payout ratio of 39.4%), issuance of shares in connection with various benefit and dividend reinvestment plans and the impact of unrealized gains on "available for sale" securities.

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

At December 31, 1997, York Federal's tangible and core capital both equaled 7.7% ($90.3 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%, respectively, as indicated above. York Federal's total assets do not include any goodwill. York Federal's core capital to risk weighted assets equaled 11.4% ($90.3 million) at December 31, 1997, which exceeds its required level of 4.0%. Finally, York Federal's risk-based capital ratio equaled 12.4% ($97.8 million) at December 31, 1997, which exceeds its required level of 8.0 % by $34.5 million.

Transactions with Affiliates

Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At December 31, 1997 such transactions are within these regulatory limits.

Results of Operations

Six months ended December 31, 1997 compared to December 31, 1996

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

Net interest income for the six months ended December 31, 1997 was $18.4 million compared to $17.6 million for the same period last year, which represents a 4.7% increase. The increase in net interest income was attributable to an increase in average earning assets primarily due to the retention of intermediate term assets. The margin on interest-earning assets increased to 3.38% from 3.27% for the six months ended December 31, 1997 and 1996, respectively. The impact of a more favorable asset composition and a lower average level of non-accrual loans resulted in an 8 basis point increase to the average yield on interest earning assets to 8.05% for the six months ended December 31, 1997 as compared to 7.97% in the same period in the prior year. The higher level of interest-bearing liabilities during the first six months of fiscal 1998 resulted from increases in higher cost guaranteed money fund and certificate accounts which were offset by decreases in savings and overnight borrowings. This resulting composition shift partially offset the generally lower levels of interest rates resulting in an increase to the average rate on interest bearing liabilities to 5.01% as compared to 4.98% in the same period last year. The net effect caused the interest rate spread for the current period to increase to 3.04% from 2.99% in the same period last year.

Provision for Loan Losses

Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio.
See "Asset Quality".

Other Income

Other income was $5.4 million for the six months ended December 31, 1997, an increase from the six months ended December 31, 1996. Mortgage banking income for the six months ended December 31, 1997 increased $209,000 to $2.2 million or 10.3% as compared to the same period in 1996 and includes net gains on sales of loans and trading securities and income from loan servicing fees. Additionally, servicing rights on approximately $95.5 million of loans serviced for others were sold in November 1997 at a net gain of $740,000 as compared to a net gain of $510,000 realized on the sale of servicing rights on approximately $96.7 million of loans serviced for others in December 1996. Mortgage backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At December 31, 1997, securities held for trading were $5.1 million with an indicated unrealized gain of $11,000 which was recognized as a component of mortgage banking income.

The portfolio of loans serviced for others totaled $465.4 million at December 31, 1997 as compared to $505.7 million at December 31, 1996. The net servicing rate earned on the portfolio of loans serviced for others for the six months ended December 31, 1997 decreased to .183% from .248% in the same period in 1996. The decrease in net servicing rate of 6.5 basis points is primarily attributable to the implementation of FASB Statement No. 122 and the related capitalization of mortgage servicing rights and an increase in interest costs resulting from the timing of loan payoffs and remittances to government sponsored agencies in the secondary market. Amortization of capitalized mortgage servicing rights for the six months ended December 31, 1997 was $171,000 and is recognized as a reduction of gross servicing fee income. Such amount compares to $95,000 for December 31, 1996. The combination of these volume and rate changes caused loan servicing fees as of December 31, 1997 to decrease $244,000 to $479,000 as compared to December 31, 1996.

Fees and service charges for the six months ended December 31, 1997 were $1.5 million which is comparable to the same period in 1996, and is primarily a result of the current service charge fee structure coupled with growth in both loans and deposits.

The Corporation is a partner in various joint ventures; these joint ventures during the first six months of fiscal 1998 had net income of $953,000. This income was primarily related to the Corporation's share in the net income of a venture capital partnership resulting from the increased market value of underlying portfolio investments.

Other operating income was $677,000 in the first six months of fiscal 1998 as compared to $484,000 in the first six months of fiscal 1997. Other operating income includes income from operations of subsidiaries, including commissions earned from discount brokerage activities and appraisal and construction inspection services provided to independent third parties.

Other Expenses

Other expenses of $13.2 million decreased $3.9 million or 23.0% for the six months ended December 31, 1997 as compared to the same period in 1996, which was primarily attributable to the one time SAIF special assessment paid during fiscal 1996. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the SAIF and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment on SAIF deposits equal to 65.7 basis points of the SAIF-assessable deposit base as of March 31, 1995. As a result of the one time special assessment the Association's insurance premium rate decreased from 23.0 basis points for the quarter ended September 30, 1996 to 18.0 basis points for the quarter ended December 31, 1996 and to 6.4 basis points in the quarters ended March 31, 1997 and thereafter. The current 6.4 basis point rate is more consistent with the deposit insurance premiums paid by Bank Insurance Fund (BIF) insured institutions and may vary according to Association capital levels and management ratings.

Salaries and employee benefits for the six months ended December 31, 1997 increased $1.0 million or 18.9% over the same period in 1996 and is attributable to a combination of the following factors: adjustments to the salary administration program and an increase in full time equivalent personnel from 377 at December 31, 1996 to 389 at December 31, 1997 primarily due to start up of the Commercial Business Banking Group and additional staffing at First Capital Brokerage Services, Inc. related to providing financial planning services formerly provided by third parties. Real estate expenses increased $517,000 when compared to December 31, 1996 and is primarily attributable to an increase in the provision for possible real estate losses. Other expenses for the six months ended December 31, 1997 increased $304,000 or 11.4% compared to the same period in 1996, resulting from the recognition of costs incurred to examine the Association's operating efficiency.


Provision for Income Taxes

The provision for income taxes of $3.5 million for the six months ended December 31, 1997 represents an effective tax rate of 39.6% as compared to 41.0% for the same period last year.

Other Matters

Impact of Year 2000

Some of the Company's older computer programs were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This situation is commonly referred to as the "Year 2000 Issue." Such situations could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has completed an assessment of its in-house applications and has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which its systems will need to be modified or replaced or are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The total Year 2000 project cost is estimated at $100,000 and will be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems.

The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. If such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Furthermore, there is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

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

For       4,260,902 shares
Against     492,605 shares
Abstain      82,804 shares

Proposal was ratified.

Also included was ratification of an Amendment to the Articles of Incorporation to increase the Company's authorized Common Stock from 10,000,000 to 20,000,000 shares, with votes cast as follows:

For       5,332,375 shares
Against     224,741 shares
Abstain      66,970 shares

Proposal was ratified.

ITEM 5. OTHER INFORMATION

        None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibit is included herein:

(11)  Statement re:  computation of earnings per share

The company did not file any reports on Form 8-K during the six months ended December 31, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


York Financial Corp.
(Registrant)


Date February 12, 1998

/s/ Robert W. Pullo
Robert W. Pullo, President - Chief Executive Officer


Date February 12, 1998

/s/ James H. Moss
James H. Moss, Senior Vice President -
Chief Financial Officer/Treasurer