Form 10-Q
period 1998-03-31
YORK FINANCIAL CORP
filed 1998-05-14
CIK 777876

1

THIS PAPER DOCUMENT IS BEING  SUBMITTED PURSUANT TO RULE 901(d)
OF REGULATION S-T.



FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998
Commission File No. 0-14995


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

Common stock, par value $1.00 per share 8,924,267 shares outstanding as of March 31, 1998.



YORK FINANCIAL CORP.

INDEX


                                                  Page
Part I.        FINANCIAL INFORMATION              Number

Item 1         Financial Statements

Consolidated balance sheets
March 31, 1998 and June 30, 1997 (unaudited)      3

Consolidated statements of income,
three months and nine months ended March 31, 1998
and 1997 (unaudited)                              4

Consolidated statements of cash flows,
nine months ended March 31, 1998
and 1997 (unaudited)                              5

Notes to consolidated financial statements        6

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations     8

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                       19

Item 2.   Changes in Securities                   19

Item 3.   Defaults upon Senior Securities         19

Item 4.   Submission of Matters to a Vote of
          Security Holders                        19

Item 5.   Other Information                       20

Item 6.   Exhibits and Reports on Form 8-K        20

SIGNATURES                                        21

    YORK FINANCIAL CORP. AND
          SUBSIDIARIES
   CONSOLIDATED BALANCE SHEETS

                                   March 31    June 30
                                     1998       1997
ASSETS                       (In thousands, unaudited)

Cash and due from banks:
Noninterest-earning                $  18,894   $  21,612
Interest-earning                      62,989       1,527
                                      81,883      23,139

Loans held for sale, net              18,252       4,882
Securities held for trading            4,571       7,158
Securities available for sale         55,367      59,690
Securities held to maturity (fair
value at March 31, 1998 - $5,801
and June 30, 1997 - $8,782)            5,797       8,953
Loans receivable, net                988,017     997,841
Real estate, net                      12,359      13,439
Premises and equipment                19,571      17,320
Federal Home Loan Bank stock, at       7,907       7,907
cost
Accrued interest receivable            8,134       7,981
Other assets                           9,401       8,777
Investments in joint ventures          6,515       5,306
Total Assets                      $1,217,774  $1,162,393

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                          $1,057,443  $  993,106
Federal Home Loan Bank
 advances and other borrowings        27,294      46,236
Advances from borrowers
 for taxes and insurance               3,684       4,719
Other liabilities                     22,526      18,249
Total Liabilities                  1,110,947   1,062,310

Stockholders' Equity:
Preferred Stock: 10,000,000
 shares authorized and unissued          ---         ---
Common Stock, $1.00 par value:
 Authorized 20,000,000 shares;
 issued Mar. 31, 1998 - 8,924,267
 shares; June 30, 1997 -
 7,008,347 shares                      8,924       7,008
Additional capital                    80,722      80,633
Retained earnings                     17,611      13,290
Unrealized gains                         365          79
Unearned ESOP shares                   (795)       (927)
Total Stockholders' Equity           106,827     100,083
Total Liabilities & Stockholders' $1,217,774  $1,162,393

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                           Three Months Ended  Nine Months Ended
                                March 31            March 31
                             1998      1997      1998       1997
(In thousands except per
 share data, unaudited)
Interest income:
Interest and fees on loans  $20,255   $20,349   $61,497   $60,552
Interest on securities
 held for trading               162       360       511       984
Interest on securities
 available for sale             928       951     2,907     2,710
Interest and dividends on
 securities held to maturity    218       231       717       700
Other interest income           460       218       828       621
Total interest income        22,023    22,109    66,460    65,567
Interest expense:
Interest on deposits         12,402    11,530    37,008    34,251
 Interest on borrowings         355     1,396     1,743     4,526
Total interest expense       12,757    12,926    38,751    38,777
Net interest income           9,266     9,183    27,709    26,790
Provision for loan losses       716       370     2,529     2,176
Net interest income after
 provision for loan losses    8,550     8,813    25,180    24,614
Other income:
Mortgage banking                902       794     3,137     2,820
Gain on sales of real estate    109        78       131        38
Gain on sale of limited
partnership interest            ---     1,223       ---     1,223
Fees and service charges        785       657     2,304     2,110
Income(loss) from
 joint ventures                 440      (198)    1,393      (619)
Other operating income          341       301     1,018       785
Total other income            2,577     2,855     7,983     6,357
Other expenses:
Salaries & employee benefits  3,464     3,082     9,935     8,523
Occupancy                       965       891     2,734     2,576
Federal deposit insurance       156       150       469     1,096
SAIF assessment                 ---       ---       ---     5,310
Real estate                     565       616     1,266       800
Data processing                 275       269       831       796
Advertising                     389       200       795       574
Other                         1,780     1,442     4,756     4,114
Total other expenses          7,594     6,650    20,786    23,789
Income before income taxes    3,533     5,018    12,377     7,182
Provision for income taxes    1,297     1,968     4,797     2,855
Net income                $   2,236 $   3,050 $   7,580 $   4,327

Per share data:
Net income per share      $    0.25 $    0.36 $    0.87 $    0.51
Net income per share -
assuming dilution         $    0.24 $    0.34 $    0.81 $    0.49

Cash dividends paid       $   0.130 $   0.120 $   0.370 $   0.338

Weighted average shares   8,788,164 8,577,860 8,743,020 8,411,166
                                4        0        0        6
Weighted average shares -
assuming dilution         9,464,908 9,026,026 9,400,920 8,918,550

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Nine Months Ended
                                       March 31
                                   1998       1997
(In thousands, unaudited)
OPERATING ACTIVITIES
 Net income                     $  7,580   $  4,327
Adjustments to reconcile
 net income to net cash
 provided by operating
activities:
Amortization and accretion
 on securities, net                 (150)      (498)
Provision for loan losses          2,529      2,176
Provision for real estate
 losses                              914        533
Depreciation and amortization      1,361      1,266
Loans originated for sale       (118,907)   (92,588)
Proceeds from sales
 of trading securities           107,727     95,221
Realized gains on trading
 securities                       (1,776)      (465)
Realized gain on sale of
 limited partnership interest        ---     (1,223)
interest
Decrease in other assets             912         44
Increase(decrease) in other
 liabilities                       4,123    (14,180)
Other                             (2,310)    (1,061)
Net cash provided by (used
 in) operating activities          2,003     (6,448)
activities

INVESTING ACTIVITIES
Purchases of securities
 held to maturity                 (2,000)    (1,231)
Proceeds from maturities
 of securities held to
 maturity                          5,090         57
Principal repayments on
 securities                        6,246      5,933
Loans originated or acquired,
 net of change in deferred
 loan fees                      (187,665)  (194,076)
Principal collected on loans     190,878    129,251
Proceeds from sales of loans         ---      1,643
Purchases of real estate            (365)      (278)
Proceeds from sales of
 real estate                       4,264      4,634
Proceeds from sale of
 limited partnership interest        ---      1,343
Purchases of premises,
 equipment, and
 tenant improvements, net         (3,555)    (1,666)
Other                               (254)     1,057
Net cash provided by
 (used in) investing activities   12,639    (53,333)
activities

FINANCING ACTIVITIES
Net increase (decrease) in
 noninterest-bearing demand
 deposits,interest-bearing
 transaction accounts,savings
 accounts, and 31-day
 certificates of deposit          48,825     (3,646)
Net increase in certificates      16,435     73,237
of deposit
Net decrease in short-term
 advances received from FHLB     (20,000)   (36,000)
Net increase in convertible
 advance received from FHLB          279     25,000
Repayments of Federal Home
 Loan Bank advances and
 other borrowings                   (143)      (142)
Issuance of common stock :
 Dividend reinvestment plan        1,725      1,583
 Stock option plans                  128        518
 Cash dividends paid              (3,259)    (2,874)
 Cash paid in lieu of                (21)       (21)
fractional shares
 Release of ESOP shares              133        133
Net cash provided by
 financing activities             44,102     57,788
Increase (decrease) in
 cash and cash equivalents        58,744     (1,993)
Cash and cash equivalents
 at beginning of year             23,139     24,071
Cash and cash equivalents
 at end of year                $  81,883  $  22,078

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March  31, 1998


Note A -- Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1997.

Cash Flow Information: For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During the nine months ended March 31, 1998 and 1997, the Association exchanged loans for mortgage-backed securities in the amounts of $105.3 million and $92.6 million, respectively.
During the nine months ended March 31, 1998 and 1997, the Association transferred unpaid loan balances from loans to real estate acquired due to foreclosures of $4.0 million and $8.6 million, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

                     Three Months Ended  Nine Months Ended
                         March 31            March 31
                      1998      1997       1998      1997
Numerator:
   Net Income     $2,236,000 $3,050,000 $7,580,000 $4,327,000

Numerator for
 basic and
 diluted earnings
  per share       $2,236,000 $3,050,000 $7,580,000 $4,327,000

Denominator:
Denominator for
 basic earnings
 per share -
 weighted-average
 shares            8,788,164  8,577,860 8,743,020  8,411,166

Effect of dilutive
 securities:
Employee Stock
 Options             676,744    448,166   657,900    507,384

Denominator for
 diluted earnings
 per share -
 adjusted
 weighted-average
 shares and
 assumed
 conversion        9,464,908  9,026,026 9,400,920  8,918,550

Basic earnings
 per share         $    0.25  $    0.36 $    0.87  $    0.51

Diluted earnings
 per share         $    0.24  $    0.34 $    0.81  $    0.49

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

     York Financial is a unitary savings and loan holding company incorporated in Pennsylvania in September 1985 and in August 1986 became the sole stockholder of York Federal Savings and Loan Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At March 31, 1998, the Corporation had consolidated assets of $1.2 billion, total deposits of $ 1.1 billion and stockholders' equity of $106.8 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial loans, consumer loans and investment securities. York Federal conducts its business through twenty-two offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

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

          A traditional measurement utilized to quantify interest rate risk is an interest sensitivity gap analysis. The following table presents the Corporation's interest sensitivity gap between interest-earning assets and interest-bearing liabilities that mature or reprice within one year as of March 31, 1998 and June 30, 1997.

Interest Sensitivity Gap Analysis


                                   Subject to Repricing
                                   March 31   June 30
                                     1998       1997
                                 (Dollars in thousands)

Earning assets maturing or
 repricing within one year        $ 674,011   $ 593,435

Interest bearing liabilities
 maturing or repricing
 within one year                    677,885     668,562

Interest sensitivity gap within
 one year                        $   (3,874)  $ (75,127)

Cumulative interest sensitivity
 gap within one year as a
 percent of total assets             (0.32%)     (6.46%)

     The change in the interest sensitivity gap is due to increased prepayment assumptions and a build up of liquidity funded in part by long term liabilities.

     The Corporation also monitors its interest rate risk in accordance with regulatory guidance. Fluctuations in net interest income and the market value of portfolio equity are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors.

     An analysis of hypothetical changes in interest rates as of March 31, 1998 is as follows:

   Changes in    Projected Change in
 Interest Rates  Net Interest Income    Projected Change in
 (basis points)  Next 12 Months (1)   Net Portfolio Value(2)
      200                (3%)                 (7%)
      100                (2%)                 (4%)
     (100)                1%                   4%
     (200)                2%                   8%

(1) The percentage change in this column represents the net interest income for 12 months in a stable interest rate environment, versus the net interest income in the various rate scenarios.

(2) The percentage change in this column represents the net portfolio value in a stable interest rate environment, versus the net portfolio value in the various rate scenarios. Net portfolio value is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing liabilities, plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts.

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


An analysis of the allowance for loan losses, for the periods indicated is as follows:

                                  Nine Months  Fiscal Year
                                      Ended       Ended
                                     March 31    June 30
                                       1998        1997
                                   (Dollars in thousands)

Total allowance for loan losses
 at beginning of period              $ 6,413    $  6,609
Loans charged-off:
Real estate - mortgage:
Residential                             1,065      1,304
Commercial                                 24      1,820
Consumer                                   50        226
Total charged-offs                      1,139      3,350

Recoveries:
Real estate - mortgage:
Residential                               170        210
Commercial                                235        516
Consumer                                   11          4
Total recoveries                          416        730
Net loans charged-off                     723      2,620
Provision for loan losses               2,529      2,424
Total allowance for loan losses
 at end of period                     $ 8,219   $  6,413
Percentage of net charge-offs
 to average loans outstanding
 during the period                      0.07%      0.26%
Percentage of allowance for loan
 losses to adjusted total loans         0.82%      0.64%

     The allowance for loan losses totaled $8.2 million or .82% of adjusted total loans of $996.2 million at March 31, 1998. Such amount is considered adequate relative to management's assessment of risk characteristics inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to problem loans as well as changes in economic conditions.


An analysis of nonperforming assets is summarized as follows:

                                     March 31  June 30
                                       1998      1997
                                  (Dollars in thousands)

Loans accounted for on a nonaccrual
basis:
Real estate-mortgage:
Commercial                           $    ---   $    950
Total nonaccrual loans               $    ---   $    950
Accruing loans which are
contractually
 past due 90 days or more:
Real estate-mortgage:
Residential                            14,644     12,735
Consumer                                1,013        702
Total of 90 days past due loans        15,657     13,437
Total of nonaccrual and
 90 days past due loans              $ 15,657   $ 14,387
As a percent of total loans             1.56%      1.43%

Real estate owned:
Real estate acquired through
 foreclosure or repossession
 by loan type:
Real estate:
Residential                          $  6,346   $  4,978
Commercial                              2,024      2,714
Land                                    2,420      2,895
Allowance for real estate losses         (467)      (365)
Total real estate owned              $ 10,323   $ 10,222
As a percent of total assets            0.85%      0.88%
Total nonperforming assets           $ 25,980   $ 24,609
As a percent of total assets            2.13%      2.12%

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

     Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining an allowance for real estate losses (such allowance is separate from and in addition to the allowance for loan losses). For the first nine months of fiscal 1998, net charge-offs were $812,000 and additions to the allowance totalled $914,000 resulting in an increase in the allowance to $467,000 at March 31, 1998. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.


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

     Deposits represent the Association's primary source of funds. The Association does not rely on brokered deposits as a source of funds. During the first nine months of fiscal 1998, the Association's deposits increased $64.3 million. York Federal has supplemented its deposit gathering efforts through borrowings from the FHLB of Pittsburgh. At March 31, 1998, York Federal had $26.5 million in FHLB advances outstanding at a weighted average
interest rate of   5.37 %.

     Under current regulations, effective November 24, 1997, York Federal is required to maintain liquid assets at 4.0% or more of its net withdrawable deposits and short term borrowings, excluding those with unexpired maturities exceeding one year. Throughout the nine months ended March 31, 1998, York Federal maintained an average liquidity level which was in compliance with the regulatory requirements. At March 31, 1998, the Association's liquidity level was 8.85%.

     Amortization and prepayments of loans and proceeds from loan and securities sales within the Association's mortgage banking activity represent a substantial source of funds to York Federal. These sources amounted to $308.2 million for the first nine months of fiscal 1998.

     The principal use of funds is the origination of mortgage and other loans. Loan demand resulted in total originations of $319.7 million for the period ended March 31, 1998. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity and expanded mortgage broker relationships. The volume of originations was favorably impacted by a relatively stable interest rate environment and included traditional long term fixed rate loans originated primarily for sale as well as adjustable rate and residential construction loan products. In addition, in response to changing customer preferences, intermediate term mortgage products, i.e. seven year balloon loans and 5/1 CMT adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter), continue to represent a significant component of loan origination volume.


Capital

     The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at March 31, 1998 totaled $106.8 million compared to $97.6 million at March 31, 1997, an increase of $9.2 million or 9.4%. This growth was a result of a combination of factors including current earnings, cash dividends paid (representing a payout ratio of 43.0%), issuance of shares in connection with various benefit and dividend reinvestment plans and the impact of unrealized gains on "available for sale" securities.

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

     At March 31, 1998, York Federal's tangible and core capital both equaled 7.6 % ($91.6 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%, respectively, as indicated above. York Federal's total assets do not include any goodwill. York Federal's core capital to risk weighted assets equaled 11.6 % ($91.6 million) at March 31, 1998, which exceeds its required level of 4.0%. Finally, York
Federal's risk-based capital ratio equaled   12.6 % ($ 99.7
million) at March 31, 1998, which exceeds its required level of
8.0 % by $36.4 million.

Transactions with Affiliates

     Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At March 31, 1998 such transactions are within these regulatory limits.

Results of Operations

Nine months ended March 31, 1998 compared to March 31, 1997

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

     Net interest income for the nine months ended March 31, 1998 was $27.7 million compared to $26.8 million for the same period last year, which represents a 3.4 % increase. The increase in net interest income was attributable to an increase in average earning assets primarily due to the retention of intermediate term assets. The margin on interest-earning assets increased to
3.33 % from 3.26 % for the nine months ended March 31, 1998 and 1997, respectively. The average yield on interest earning assets increased 1 basis point to 7.99% for the nine months ended March 31, 1998, as a result of a lower average level of non-accrual loans that was offset by current loan originations at lower rates than the average portfolio yield. The higher level of interest-bearing liabilities during the first nine months of fiscal 1998 resulted from increases in higher cost guaranteed money fund and certificate accounts which were offset by decreases in savings and overnight borrowings. This resulting composition shift partially offset the generally lower levels of interest rates resulting in an increase to the average rate on interest bearing liabilities to
5.00 % as compared to 4.98 % in the same period last year. The net effect caused the interest rate spread for the current period to decrease to 2.99 % from 3.00 % in the same period last year.

Provision for Loan Losses

     Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio.
See "Asset Quality".

Other Income

     Other income was $ 8.0 million for the nine months ended March 31, 1998, an increase from the nine months ended March 31, 1997. Mortgage banking income for the nine months ended March 31, 1998 increased $317,000 to $3.1 million or 11.2 % as compared to the same period in 1997 and includes net gains on sales of loans and trading securities and income from loan servicing fees. Additionally, servicing rights on approximately $95.5 million of loans serviced for others were sold in November 1997 at a net gain of $740,000 as compared to a net gain of $510,000 realized on the sale of servicing rights on approximately $96.7 million of loans serviced for others in December 1996. Mortgage backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At March 31, 1998, securities held for trading were $ 4.6 million with an indicated unrealized gain of $50,000 which was recognized as a component of mortgage banking income.

     The portfolio of loans serviced for others totaled $481.9 million at March 31, 1998 as compared to $534.3 million at March 31, 1997. The net servicing rate earned on the portfolio of loans serviced for others for the nine months ended March 31, 1998 decreased to .162% from .220% in the same period in 1997. The decrease in net servicing rate of 5.8 basis points is primarily attributable to the capitalization of mortgage servicing rights and an increase in interest costs resulting from the timing of loan payoffs and remittances to government sponsored agencies in the secondary market. Amortization of capitalized mortgage servicing rights for the nine months ended March 31, 1998 was $ 269,000 and is recognized as a reduction of gross servicing fee income. Such amount compares to $148,000 for March 31, 1997. The combination of these volume and rate changes caused loan servicing fees as of March 31, 1998 to decrease $315,000 to $617,000 as compared to March 31, 1997.

     Fees and service charges for the nine months ended March 31, 1998 were $ 2.3 million as compared to $2.1 million in the same period in 1997, and is primarily a result of the current service charge fee structure coupled with growth in both loans and deposits.

     The Corporation is a partner in various joint ventures; these joint ventures during the first nine months of fiscal 1998 had net income of $1.4 million. This income was primarily related to the Corporation's share in the net income of a venture capital partnership resulting from the increased market value of underlying portfolio investments.

     Other operating income was $1.0 million in the first nine months of fiscal 1998 as compared to $785,000 in the first nine months of fiscal 1997. Other operating income includes income from operations of subsidiaries, including commissions earned from discount brokerage activities and appraisal and construction inspection services provided to independent third parties.

Other Expenses

     Other expenses of $20.8 million decreased $3.0  million or
12.6 % for the nine months ended March 31, 1998 as compared to the same period in 1997, which was primarily attributable to the one time SAIF special assessment paid during fiscal 1997. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the SAIF and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment on SAIF deposits equal to 65.7 basis points of the SAIF-assessable deposit base as of March 31, 1995. As a result of the one time special assessment the Association's insurance premium rate decreased from 23.0 basis points for the quarter ended September 30, 1996 to 18.0 basis points for the quarter ended December 31, 1996 and to 6.4 basis points in the quarters ended March 31, 1997 and thereafter. The current 6.4 basis point rate is more consistent with the deposit insurance premiums paid by Bank Insurance Fund (BIF) insured institutions and may vary according to Association capital levels and management ratings.

     Salaries and employee benefits for the nine months ended March 31, 1998 increased $1.4 million or 16.6% over the same period in 1997 and is attributable to a combination of the following factors: adjustments to the salary administration program and an increase in full time equivalent personnel from 380 at March 31, 1997 to 400 at March 31, 1998 primarily due to start up of the Commercial Business Banking Group and additional staffing at First Capital Brokerage Services, Inc. related to providing financial planning services formerly provided by third parties. Real estate expenses increased $466,000 when compared to March 31, 1997 and is primarily attributable to an increase in the provision for possible real estate losses. Advertising expense for the nine months ended March 31, 1998 increased $221,000 or 38.5% compared to the same period in 1997, resulting from an increase in marketing efforts for both deposits and loans. Other expenses for the nine months ended March 31, 1998 increased $642,000 or 15.6% compared to the same period in 1997, resulting from the recognition of costs incurred to examine the Association's operating efficiency and increased cost of services.

Provision for Income Taxes

     The provision for income taxes of $4.8 million for the nine months ended March 31, 1998 represents an effective tax rate of
38.8 % as compared to 39.8% for the same period last year.

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

       The Company has completed an assessment of its in-house applications and has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which its systems will need to be modified or replaced or are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The total Year 2000 project cost is estimated at $270,000 and will be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems.

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

               The company did not file any reports on Form 8-K during the nine months ended March 31, 1998.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


York Financial Corp.
(Registrant)


Date May 14, 1998

/s/ Robert W. Pullo
Robert W. Pullo, President -
Chief Executive Officer


Date May 14, 1998
/s/ James H. Moss
James H. Moss, Senior Vice President -
Chief Financial Officer/Treasurer