Form 10-K405
period 1998-06-30
YORK FINANCIAL CORP
filed 1998-09-25
CIK 777876

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                        ___________________________

                                 FORM 10-K

                        Commission File Number: 0-14995

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended June 30, 1998

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

      As of September 8, 1998, there were issued and outstanding 9,104,694 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq National Market System on September 8, 1998 was $157,055,971($17.25 per share based upon 9,104,694 shares). Directors and officers of the registrant are not considered affiliates for purposes of this calculation.

                DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1998. (Parts I and II)

2.     Portions of Proxy Statement for the 1998 Annual Meeting of
Stockholders. (Part III)

                              PART I

Item 1.  Business
-----------------

     York Financial Corp. ("York Financial" or the "Corporation") was incorporated in Pennsylvania in September 1985 and in August 1986 became a unitary savings and loan holding company and the sole shareholder of York Federal Savings and Loan Association ("York Federal" or the "Association"). At June 30, 1998, the Corporation had assets of $1.2 billion, total deposits of $1.1 billion and stockholders' equity of $109.2 million.

     Presently, the primary business of York Financial is the business of York Federal. York Federal received its federal charter in 1955. At June 30, 1998, York Federal's stockholder's equity was $94.2 million. York Federal is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination, and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The executive offices of York Federal and the Corporation are located at 101 South George Street, York, Pennsylvania (telephone number: (717) 846-8777).

     The primary business of York Federal is attracting deposits from the general public, commercial and governmental entities and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans and investment securities. York Federal's principal source of income is interest and dividends received on loans and securities, fees received from servicing loans sold to government sponsored agencies and other investors and service charges assessed on loan and deposit transactions. York Federal's principal expense is interest paid on deposits and borrowings. Primary sources of funds to support lending and other general business activities are operations, net deposits, loan repayments including monthly amortization and prepayments, the sale of loans, securities held for trading, and securities available for sale, short and long-term advances from the FHLB of Pittsburgh and Federal Reserve Bank of Philadelphia and other short-term borrowings. The Association does not rely on brokered deposits as a source of funds.

     York Federal conducts its business through twenty-three offices located in south central Pennsylvania and Maryland. York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia.

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

     York Financial, in addition to its ownership of York Federal, has several wholly-owned subsidiaries. For information regarding these subsidiaries and their activities, see "Business -- Subsidiaries of York Federal" and "Business -- Subsidiaries and Joint Ventures of the Corporation" contained herein.

Selected Financial Data and Other Items

     The information contained in the Corporation's Annual Report to Stockholders, attached hereto as Exhibit 13 ("Annual Report"), for the fiscal year ended June 30, 1998, is incorporated herein by reference.

Interest Rate Sensitivity Management and Market Risk

     The information contained on pages 7 through 9 of the Corporation's Annual Report is incorporated herein by reference.

Lending Activities

     General. On a consolidated basis, the Corporation's loan portfolio totaled $951.6 million at June 30, 1998, representing 77.4% its total assets. On that date, the portfolio consisted of loans secured by mortgages on residential properties, commercial real estate loans, including loans secured by undeveloped real estate, commercial business loans, and consumer loans.

     York Federal originates for its own portfolio adjustable rate and intermediate term real estate mortgage loans, consumer loans and certain commercial real estate and commercial business loans. York Federal generally has a policy of selling in the secondary market its originations of long-term
(15 to 30 years), fixed rate real estate mortgage loans.   This sales activity
results in York Federal's loan portfolio being more interest rate sensitive. Although loans within the portfolio may have original maturities of 15 to 30 years, experience has indicated that because of refinancing and prepayments, such loans remain outstanding for significantly shorter periods than their contractual terms.


     Loan Portfolio Analysis.  The following table sets forth the composition of the Association's loan portfolio by type of loan as of the dates indicated:

                                                        At June 30,
                  ---------------------------------------------------------------------------------------
                       1998              1997              1996             1995               1994
                  ---------------   ---------------   ---------------   ---------------   ---------------
                  Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                  ------  -------   ------  -------   ------  -------   ------  -------   ------  -------
                                                            (Dollars in thousands)
Real estate loans:
Residential first
mortgage loans:
 Conventional..  $680,779  71.5%   $772,962  77.5%   $718,755  76.6%   $602,072   71.2%  $441,544  65.9%
 Construction..   111,032  11.7      65,641   6.6      65,725   7.0      79,742    9.4     90,781  13.6
                --------- -----   --------- -----    -------- -----    --------  -----   -------- -----
                  791,811  83.2     838,603  84.1     784,480  83.6     681,814   80.6    532,325  79.5

Commercial first
mortgage loans:
 Conventional..    56,047   5.9      48,443   4.9      62,006   6.6      82,544    9.8     84,880  12.7
 Construction..    14,258   1.5       9,967   1.0       9,840   1.0       6,409    0.8      9,456   1.3

                --------- -----   --------- -----    -------- -----    --------  -----   -------- -----
                   70,305   7.4      58,410   5.9      71,846   7.6      88,953   10.6     94,336  14.0
                --------- -----   --------- -----    -------- -----    --------  -----   -------- -----
                  862,116  90.6     897,013  90.0     856,326  91.2     770,767   91.2    626,661  93.5

Commercial busi-
ness loans.....     3,737   0.4         496    --       1,714   0.2       2,751    0.3      2,622   0.4

Consumer loans:
 Automobile
  loans........     2,459   0.3       2,597   0.3       5,301   0.6       5,945    0.7      2,328   0.3
 Mobile home
  loans........     1,954   0.2       2,249   0.2       1,362   0.1       1,306    0.2      1,076   0.2
 Education
  loans........    18,360   1.9      17,163   1.7      15,505   1.7      12,777    1.5      9,465   1.4
 Savings account
  loans........     2,479   0.3       2,334   0.2       2,001   0.2       1,916    0.2      1,893   0.3
 Home improve-
  ment loans...     4,582   0.5       3,987   0.4       3,901   0.4       3,360    0.4      2,490   0.4
 Boat loans....     1,711   0.2       2,525   0.3       3,126   0.3       4,326    0.5      5,504   0.8
 Home equity
  loans........    50,659   5.3      53,827   5.4      49,217   5.2      49,900    5.9     44,657   6.7
 Other.........    56,836   6.0      49,805   5.0      34,401   3.7      27,220    3.2     24,168   3.6
                --------- -----   --------- -----    -------- -----    --------  -----   -------- -----
                  139,040  14.7     134,487  13.5     114,814  12.2     106,750   12.6     91,581  13.7
                --------- -----   --------- -----    -------- -----    --------  -----   -------- -----
   Subtotals... 1,004,893         1,031,996           972,854           880,268           720,864

Less:
 Loans in
  process......    45,382   4.8      28,302   2.9      27,497   2.9      26,577    3.1     44,691   6.7
 Unamortized
  loan fees
  (expenses)
  and unearned
  income.......      (940)   --        (560)   --         178    --       2,646    0.3      1,831   0.3
 Allowance for
  loan losses..     8,810   0.9       6,413   0.6       6,609   0.7       5,840    0.7      4,492   0.6
                --------- -----   --------- -----    -------- -----    --------  -----   -------- -----
                   53,252   5.7      34,155   3.5      34,284   3.6      35,063    4.1     51,014   7.6
                --------- -----   --------- -----    -------- -----    --------  -----   -------- -----
   Total....... $ 951,641 100.0%  $ 997,841 100.0%   $938,570 100.0%   $845,205  100.0%  $669,850 100.0%
                ========= =====   ========= =====    ======== =====    ========  =====   ======== =====

                                                                   3

     Residential Real Estate Loans. At June 30, 1998 approximately 83.2% of York Federal's loan portfolio was comprised of one-to-four family residential mortgage loans. OTS regulations require that all residential loans made in excess of 90% loan-to-value ratio be insured for the amount by which the loan exceeds 80% of value. The Association is authorized to make loans to residential borrowers that do not otherwise comply with regulatory guidelines in an amount up to 5% of total assets. As of June 30, 1998, the total of such nonconforming loans was less than the 5% of assets limit.

     Generally, the permanent fixed rate residential loans currently originated by York Federal are structured to conform with terms and conditions which would enable these loans to be sold in the secondary market. At June 30, 1998, $17.5 million of conventional mortgages were held for sale in the secondary market. Permanent conventional residential mortgage loans originated for sale to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC") are made for up to 95% of the appraised value of the property when the loan is secured by real estate containing no more than four family units. All fixed rate conventional loans with a loan-to-value ratio in excess of 80% are required by secondary market guidelines to have private mortgage insurance covering that portion of the loan in excess of 70% of the appraised value. The Association makes loans not conforming to these secondary marketing requirements and retains these loans in portfolio. Such loans are generally made with adjustable interest rates.

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

     York Federal also presently offers adjustable rate and intermediate term mortgages on one- to-four unit residential dwellings for its portfolio. The interest rate on most adjustable mortgages is adjustable once a year and is tied to either the contract interest rate on loans closed to facilitate the purchase of previously occupied homes published by the Federal Housing Finance Board ("FHFB National Contract Rate") or the one-year constant maturity treasury (CMT) yield. The Association also offers a 5/1 CMT adjustable rate mortgage loan where the rate is fixed for the first five years with annual adjustments to the one year CMT thereafter. In addition to the 5/1 CMT adjustable rate mortgage loans, intermediate term loans include seven year balloon loans where the interest rate is fixed and the loan is amortized based on a 30 year amortization schedule with the remaining loan balance at the end of seven years being due and payable.

     Commercial Real Estate and Business Loans. York Federal established a business banking group in Spring 1997, with the intention to more aggressively pursue commercial real estate and business lending opportunities within its branch market area. These activities are expected to provide higher yields and shorter terms and/or repricing characteristics than other loan types within the portfolio. The Association's existing commercial loan portfolio includes a mix of land development, construction and permanent financing on commercial and multi-family real estate as well as commercial business loans representing working capital, equipment and some unsecured lending. Commercial loans are typically made for terms of up to 25 years either as adjustable interest rate loans with rate adjustment provisions of one to three years, with monthly rate adjustment provisions, or as "balloon" loans with abbreviated maturity dates.

     The commercial real estate loan portfolio is secured by single family condominiums, land for development, hotel/motel/restaurant, multi-family residential, office building and other properties. These loans are made in amounts generally limited to 80% of the appraised value of the property securing the loan. York Federal has provided permanent financing on commercial properties and multi-family properties on which it has made the construction loan. Commercial real estate loans are usually considered to be of higher risk than residential loans and represent 7.4% of York Federal's portfolio as of June 30, 1998.

     Commercial business loans represent customized financial solutions to meet the unique needs of known business customers within the Association's branch market area. Such loans may have fixed rates but generally have adjustable rates tied to prime, libor, treasury or fed funds indices. Commercial business loans may be made for working capital or equipment financing supported by appropriate collateral (i.e., accounts receivable, inventory, equipment) or in some instances unsecured lending supported by the creditworthiness of the borrower and appropriate guarantees. All loans are subjected to a rigorous risk identification and loan grading process in connection with extending the credit as well as ongoing credit analysis and evaluation while the loan is outstanding. At June 30, 1998, commercial business loans totaled $3.9 million or 0.4% of total loans.

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

     As explained more fully under "Regulation - Loans to One Borrower," the OTS lending limitation on loans permitted to one borrower are equivalent to that applicable to national banks. At June 30, 1998, the Association's limit on loans to one borrower was $15.4 million. At June 30, 1998, the Association's largest aggregate amount of loans to one borrower was $5.5 million.

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

     At June 30, 1998 consumer loans totaled $139.0 million or approximately 14.7% of York Federal's total loan portfolio. York Federal offers to its customers a home equity line of credit. Such loans are made in amounts generally not to exceed the difference between 90% of the current property value less the balance of other loans outstanding secured by the property. Loans typically adjust monthly at the Citibank prime rate. At June 30, 1998, York Federal had approximately $50.7 million of home equity loans outstanding under total lines of credit available of $101.3 million.

     The remaining portion of the consumer loan portfolio is composed of automobile loans, loans secured by savings accounts, mobile home loans, home improvement loans, boat loans, education loans and other consumer loans. Other consumer loans represent closed end loans with fixed rates of interest for terms of up to 15 years and collateralized by real estate. It is York Federal's intention to emphasize consumer lending consistent with prudent underwriting practices in order to take advantage of the generally higher yields on these loans as well as their shorter terms.

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

    Construction Loans. York Federal provides interim construction financing for residential and commercial real estate properties. At June 30, 1998, the Association had $125.3 million or 13.2% of total loans outstanding or committed to interim construction loans. The Association continues to be committed to this type of lending. York Federal's policy is to grant single family construction loans up to 95% of the appraised value for an individual's personal residence.

     Residential construction loans generally are made for a six-month term. This period may be extended subject to negotiation and the payment of an extension fee. York Federal generally provides permanent financing on residential properties on which it has made the construction loan.

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


                   Due within one year       Due one to five years      Due more than five years
                   of June 30, 1998 (1)      after June 30, 1998 (1)    after June 30, 1998 (1)
                  ----------------------    ------------------------    ------------------------
                          Float-                     Float-                      Float-
                  Pre-    ing or            Pre-     ing or             Pre-     ing or
                  Deter-  Adjust-           Deter-   Adjust-            Deter-   Adjust-
                  mined    able             mined    able               mined    able               Grand
                  Rates    Rates   Total    Rates    Rates     Total    Rates    Rates     Total    Total
                  -----    -----   -----    ------   -----     -----    -----    -----     -----    -----

                                               (In thousands)
Real Estate
 Conventional
  Residential
   and
   commercial..$ 97,003 $ 63,791 $160,794 $327,280 $134,474 $461,754 $ 64,098 $ 49,159 $113,257 $735,805
Construction
  Residential
   and
   commercial..  10,186    4,389   14,575   25,829   11,128   36,957   20,545    8,852   29,397   80,929
Commercial
 business
 loans.........     256    2,739    2,995        5      737      742       --       --       --    3,737
Consumer.......  25,169   53,948   79,117   38,973   18,882   57,855    2,068       --    2,068  139,040
               -------- -------- -------- -------- -------- -------- --------  ------- -------- --------
   Total.......$132,614 $124,867 $257,481 $392,087 $165,221 $557,308 $ 86,711  $58,011 $144,722 $959,511
               ======== ======== ======== ======== ======== ======== ========  ======= ======== ========
_______________
    (1) Based on contractual terms to maturity and adjusted for market consensus prepayment assumptions.

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

     During fiscal 1997, York Federal began to develop plans to enter commercial business banking. In 1998, the Association recruited management expertise and adopted appropriate credit management policies in order for York Federal to position itself in the local commercial lending market. All commercial mortgage and business loans are submitted to the commercial lending committee which has lending authority up to $2.0 million. The Board of Directors ratifies all loan decisions made in the commercial lending committee; any loan which exceeds committee limitations require the review and approval of the Board of Directors.

     Loan Sales. Generally, fixed rate long-term mortgage loans are sold in the secondary mortgage market to FNMA, FHLMC and other investors. In addition, when deemed prudent, York Federal has securitized adjustable rate, 7 year balloon and 5/1 CMT (i.e., five year fixed and converts to one year adjustable) adjustable rate mortgages. These transactions are generally consummated through York Federal's participation in FNMA and FHLMC mortgage programs. Under the programs, FNMA and FHLMC exchange an equal amount of mortgage-backed securities ("MBS") for existing pools of mortgages. The fee charged by the FNMA and FHLMC on a swap is the "guarantee fee" and the MBS have a lower yield than the yield of the mortgage pool they represent. York Federal is willing to pay the "guarantee fee" because participation in the "swap" program has increased the liquidity of its asset portfolio since the MBS are generally more marketable than the underlying loans. At June 30, 1998, York Federal had outstanding commitments to sell $21.5 million in loans. York Federal generally expects to satisfy these commitments with loans originated within the respective commitment period.

     In connection with loan sale commitments, net loans held for sale at June 30, 1998 totaled $17.5 million and represent loans in portfolio specifically identified to fill loan sale commitments. Such loans are carried at the lower of cost or estimated market value in the aggregate.

     In prior years, certain sales to FNMA included recourse provisions. Transactions consummated in fiscal years 1998 and 1997 are under FNMA special servicing programs and are without recourse. The principal balance outstanding of loans sold with recourse is $35.7 million at June 30, 1998. Such amount is included in determining compliance with risk-based capital requirements and in management's assessment of the adequacy of the allowance for loan loss. For additional information, see Note 17 of the Notes to Consolidated Financial Statements.

     In connection with loan sales, York Federal retains the servicing of the loans (i.e., collection of principal and interest payments) for which it generally receives a servicing fee payable monthly of .25% to .375% per annum
of the unpaid balance of each loan.   Effective July 1, 1995, the Corporation
adopted FASB Statement No. 122, "Accounting for Mortgage Servicing Rights," an amendment of FASB Statement No. 65. Statement No. 122 requires the capitalization of originated Mortgage Servicing Rights ("OMSR") retained for loans sold or securitized determined by an allocation of cost between the loan and the mortgage servicing rights based on their relative fair values resulting in an increased gain (decreased loss) recognition on loan sales. Capitalization of such rights was previously prohibited under Statement No. 65 except to the extent of excess servicing fees, and servicing fees were recognized as income when received. Mortgage servicing rights are amortized over the period of estimated net servicing income. Impairment of mortgage servicing rights is measured based on the fair value of those rights determined using discounted cash flows based on various assumptions including projected loan prepayments and current market interest rates.

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

     In accordance with FASB Statement No. 125, additions to mortgage servicing rights were $1.4 million for the year ended June 30, 1998. The book value of mortgage servicing rights was approximately $2.9 million (including originated and purchased mortgage servicing rights), net of valuation allowance of $218,000 at June 30, 1998. As of June 30, 1998, York Federal was servicing loans for others aggregating approximately $487.1 million. See Notes 1 and 6 of the Notes to Consolidated Financial Statements.

     The following table presents York Federal's real estate loans originated or acquired and sales activity during the periods indicated.

                                                 Year Ended June 30,
                                             -----------------------------
                                             1998        1997         1996
                                             ----        ----         ----
                                                        (In thousands)
Loans originated:
Conventional real estate loans:
 Construction loans. . . . . . . . . . . . $138,481    $105,094     $104,957
 Loans on existing properties(1) . . . . .  219,799     207,060      298,792
Other loans. . . . . . . . . . . . . . . .   80,923      78,478       73,859
                                           --------    --------     --------
   Total loans originated. . . . . . . . . $439,203    $390,632     $477,608
                                           ========    ========     ========
Loans securitized and/or sold:
Real estate:
 Loans securitized(2). . . . . . . . . . . $145,473    $125,077     $153,312
 Loans sold. . . . . . . . . . . . . . . .   33,426       1,645        1,622
                                           --------    --------     --------
   Total real estate loans securitized
     and/or sold . . . . . . . . . . . . . $178,899    $126,722     $154,934
                                           ========    ========     ========

                          (footnotes on following page)

---------
     (1) Includes loans refinanced from the Association's portfolio totaling $24.5 million, $13.6 million and $40.6 million in years ended June 30, 1998, 1997, and 1996, respectively.
     (2) Loans securitized in the year ended June 30, 1998, 1997 and 1996 includes loans securitized and sold totalling $132.4 million, $105.6 million and $96.4 million, respectively, and loans securitized and retained in portfolio totalling $13.1 million, $19.5 million and $56.9 million, respectively.

     Loan Commitments. York Federal makes commitments to grant conventional mortgage loans on existing residential dwellings for periods of up to 60 days from the date of rate lock-in. Such commitments are generally made at the market rate of interest prevailing at the time the loan application is received. During fiscal 1998, less than 5% of loan commitments expired without being funded. At June 30, 1998 York Federal's outstanding residential and commercial mortgage loan commitments amounted to $33.3 million. See Note 17 of the Notes to Consolidated Financial Statements.

Asset Quality

     The information contained on pages 9 through 12 of the Corporation's Annual Report is incorporated herein by reference.


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

                                                        At June 30,
                   -------------------------------------------------------------------------------------
                         1998             1997              1996              1995              1994
                   --------------    -------------     -------------     -------------     -------------
                            % of             % of              % of              % of              % of
                            loans            loans             loans             loans             loans
                            in               in                in                in                in
                            each             each              each              each              each
                            cate-            cate-             cate-             cate-             cate-
                            gory             gory              gory              gory              gory
                            to               to                to                to                to
                            gross            gross             gross             gross             gross
                   Amount   loans    Amount  loans     Amount  loans     Amount  loans     Amount  loans
                   ------   -----    ------  -----     ------  -----     ------  -----     ------  -----
                                                   (Dollars in thousands)
Loans:
 Real Estate
  Residential.... $3,158   78.3%    $2,485   81.2%    $2,063   80.5%    $1,500  77.0%    $1,100   72.6%
  Commercial.....    893    6.8        740    5.4      1,430    7.2      1,700  10.2      1,350   13.4
 Commercial
  business loans.    263    0.4         35     --         65    0.2         50   0.3         50    0.4
 Consumer........    656   14.5        514   13.4        406   12.1        350  12.5        350   13.6
 Unallocated.....  3,840     --      2,639     --      2,645     --      2,240    --      1,642     --
                  ------ ------     ------  -----     ------  -----     ------ -----     ------  -----
  Total allow-
   ance for loan
   losses........ $8,810  100.0%    $6,413  100.0%    $6,609  100.0%    $5,840 100.0%    $4,492  100.0%
                  ====== ======     ======  =====     ======  =====     ====== =====     ======  =====

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

    Management recognizes the importance of an adequate allowance for loan losses and makes provision for loan losses during each fiscal year in amounts consistent with evaluated risks. The management of York Federal monitors asset classifications on an ongoing basis with the results representing a primary consideration in determining the adequacy of the allowance for loan losses. The Association has established its allowance for loan losses in accordance with generally accepted accounting principles. It is the opinion of management that the allowance for loan losses is adequate to absorb risk of loss associated with loans of York Federal at June 30, 1998.

    Non-Performing Loans. The information contained on pages 9 through 12 of the Corporation's Annual Report is incorporated herein by reference. See
Notes 1 and 5 of the Notes to Consolidated Financial Statements.    The
Association had no loans on nonaccrual status at June 30, 1998 compared to $950,000 of commercial real estate loans on nonaccrual status at June 30, 1997.

    Real Estate Owned. The information contained on pages 9 through 12 of the Corporation's Annual Report is incorporated herein by reference. See Notes 1 and 7 of the Notes to Consolidated Financial Statements.

Investment Activities

    The following table sets forth the carrying value of York Federal's short-term investments, securities held for trading, securities available for sale, securities held to maturity and FHLB stock at the dates indicated.

                                                       At June 30,
                                               -------------------------
                                               1998      1997       1996
                                               ----      ----       ----
                                                     (In thousands)
Short-term investments:
 Interest bearing deposits . . . . . . . . .$126,613   $  1,527    $  2,207

Securities:
 Held for Trading:
   Mortgage-backed . . . . . . . . . . . . .      --      7,158      21,736
 Available for Sale:
   Equity Security . . . . . . . . . . . . .     338         --          --
   U.S. Treasury and other U.S.
     Government Agencies . . . . . . . . . .  14,810      6,095       7,471
   Mortgage-backed . . . . . . . . . . . . .  32,792     53,595      45,644
                                            --------   --------    --------
      Total. . . . . . . . . . . . . . . . .  47,940     59,690      53,115
 Held to maturity:
   U.S. Treasury and other U.S.
     Government Agencies . . . . . . . . . .   5,500      8,590       8,857
     Mortgage-backed . . . . . . . . . . . .     284        363         418
                                            --------   --------    --------
      Total . . . . . . . . . . . . . . . .   5,784      8,953       9,275

FHLB of Pittsburgh stock . . . . . . . . . .   7,976      7,907       6,733
                                            --------   --------    --------
   Total . . . . . . . . . . . . . . . . . .$188,313   $ 85,235    $ 93,066
                                            ========   ========    ========

    Income from securities provides the second largest source of interest income for York Federal after interest on loans. York Federal is required under OTS regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and is also permitted to make certain other securities investments. The increase in short term investments is primarily the result of a stable, low-rate interest rate environment that resulted in increased originations of fixed rate loans subsequently sold into the secondary market as well as an increased level of refinance activity resulting in higher than expected loan payoffs, a loan sale initiated to reduce certain credit risks identified within the residential mortgage loan portfolio, certain loan and security sales to manage interest rate risk levels within acceptable limits, and deposit pricing decisions to facilitate the maintenance and expansion of customer relationships.

    Securities Held for Trading. In accordance with FASB Statement No. 115, securities created in the Association's mortgage banking activity are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the statement of income. There were no securities held for trading at June 30, 1998. See Notes 1 and 6 of the Notes to Consolidated Financial Statements.

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

    The cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts, both computed using the interest method. Such amortization/accretion, as well as interest and dividends, is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in net gains (losses) on securities available for sale in the statement of income. The cost of securities sold is based on the specific identification method. During fiscal 1998, securities held to maturity had minimal activity which included maturities, amortization of premiums and accretion of discounts. There were no sales. Securities available for sale decreased primarily due to increased prepayment speeds experienced by mortgage-backed securities held in the portfolio as well as sales of certain securities as part of overall strategies to manage interest rate risk with acceptable limits. See Notes 1 and 4 of the Notes to Consolidated Financial Statements.

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


     The following table represents maturity distributions of various securities based on contractual terms to maturity adjusted for market concensus prepayment assumptions.

                                                   At June 30,
              -------------------------------------------------------------------------------------------
                 One Year        One to Five   Five to Ten       More Than
                 or Less            Years         Years          Ten Years          Total Securities
              --------------- --------------- --------------- ---------------  --------------------------
              Amortized       Amortized       Amortized       Amortized        Amortized   Fair   Average
                Cost    Yield   Cost    Yield   Cost    Yield   Cost    Yield    Cost      Value   Yield
              --------- ----- --------- ----- --------- ----- --------- -----  ---------   -----   -----
                                           (Dollars in thousands)

Securities:

Available
for Sale:
 U.S. Trea-
  sury and
  other U.S.
  Government
  agencies...$    481  6.65%  $ 12,102  6.35% $  2,138  6.65%   $  --     --%  $  14,721  $ 14,810  6.40%
 Mortgage-
  backed.....  10,105  6.56     21,629  6.55       570  7.24      107   7.24      32,411    32,792  6.57
             --------  ----   -------  ----   --------  ----    -----   ---    ---------  --------  ----
             $ 10,586  6.56%  $ 33,731  6.48% $  2,708  6.77%   $ 107   7.24%  $  47,132  $ 47,602  6.52%
             ========  ====   =======  ====   ========  ====    =====   ===    =========  ========  ====

Held to Maturity:
 U.S. Treasury
  and other U.S.
  Government
  agencies...$    356  5.08%  $ 3,563  5.91%  $  1,581  5.08%   $  --    --%   $   5,500  $  5,469  5.61%
 Mortgage-
  backed.....      89  8.56       195  8.56         --    --       --    --          284       306  8.56
             --------  ----   -------  ----   --------  ----    -----   ---    ---------  --------  ----
             $    445  5.78%  $ 3,758  60.4%  $  1,581  5.08%   $  --    --%   $   5,784  $  5,775  5.76%
             ========  ====   =======  ====   ========  ====    =====   ===    =========  ========  ====
                                                           15

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

     Deposits. York Federal offers a number of deposit accounts, including passbook and statement savings accounts, NOW accounts, money market type accounts and certificate accounts, including Jumbo certificate accounts, ranging in maturity from seven days to six years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Deposit accounts are primarily held by customers within York Federal's primary market area. At June 30, 1998 there were no broker-originated deposits. See Note 10 of the Notes to Consolidated Financial Statements.

     Changes in the composition of the Association's deposit portfolio were due to customers reaction to the current rate environment in fiscal 1998.
The Association priced money market deposit accounts and certain certificate accounts in order to maintain existing customers, extend maturities and attract new customers searching for investment alternatives as other deposits matured. This resulted in a shift in interest-bearing liabilities from low cost transaction accounts to higher cost money market and certificate accounts.

     The following table indicates the amount of York Federal's certificates of deposit of $100,000 or more by terms remaining to maturity as of June 30, 1998.

                                        Certificates
Maturity Period                          of Deposit
---------------                          ----------
                                       (In thousands)

Three months or less ..................   $ 53,576
Three through six months ..............     14,132
Six through twelve months..............     10,903
Over twelve months.....................      6,997
                                          --------
     Total.............................   $ 85,608
                                          ========

     Borrowings. See Note 11 of the Notes to Consolidated Financial Statements incorporated by reference herein.

Yields Earned and Rates Paid

     See pages 14 through 16 of the Corporation's Annual Report incorporated by reference herein.

Subsidiaries of York Federal

     Under OTS regulations, York Federal is permitted to invest an amount equal to 2% of its assets in its service corporations, with an additional investment of 1% of assets where such investment is primarily for inner-city and community development purposes. Under such limitations, on June 30, 1998, York Federal was authorized to invest up to approximately $36.5 million in stock of, or loans to, service corporations. In addition, Federal associations meeting regulatory net worth requirements and certain other tests may invest up to 50% of the limitations on loans to one borrower in conforming loans to service corporations. By meeting these requirements and tests, York Federal, at June 30, 1998, was permitted to make approximately $7.7 million of such conforming loans, for a total investment limitation of approximately $44.2 million.

     York Financial Investment Corp. York Financial Investment Corp. ("YFIC") is incorporated in the State of Delaware for the purpose of engaging in investment management services including the maintenance and management of investments and collection and distribution of the income from such investments. Originally incorporated in 1997 as a wholly owned subsidiary of New Service Corp., effective October 1, 1997, New Service Corp. dividended its interest in YFIC to York Financial which in turn contributed its interest in YFIC to York Federal. York Federal made capital contributions to YFIC at various times during the year in the form of securities held for sale and securities available for sale. YFIC's net worth at June 30, 1998 was $68.3 million and in addition to contributed capital of $65.8 million includes net income of $2.2 million and unrealized gains on securities available for sale of $306,000 net of applicable income taxes.

     Advanced Real Estate Associates. Incorporated in 1985, Advanced Real Estate Associates ("AREA") is a wholly owned subsidiary of the Association. AREA engages in property management for certain real estate owned by the Association. During 1998, AREA was inactive.

     Residential Mortgage Corporation. Incorporated in 1994, Residential Mortgage Corporation ("RMC") is a wholly owned subsidiary of the Association. RMC engages in origination of residential mortgages through relationships with prominent real estate firms in York and Lancaster County markets. During 1998, RMC was inactive.

Subsidiaries and Joint Ventures of the Corporation

     The directors of all service corporations and subsidiaries consist exclusively of persons who serve as either officers or directors of the Corporation or York Federal.

     Meridian Venture Partners ("MVP"). The Corporation invested $4.0 million in MVP. The net amount of the investment at June 30, 1998 including the Corporation's share of reported gains (losses) recognized using the equity method of accounting and partnership distributions is $4.2 million. MVP is an equity oriented venture capital partnership organized under the laws of Pennsylvania in February 1987, and licensed as a small business investment company. The purpose of MVP is to make equity investments, primarily in established companies (as opposed to start-up companies). These companies represent a diversity of industries in various geographical locations. Although a limited partner, the Corporation is represented on an advisory board of MVP, which was established to advise and consult with the general partners and assist in the evaluation of certain investment proposals. All investment decisions, however, are made by the general partners of MVP. In addition, the Corporation is represented on a valuation committee of MVP which semi-annually analyzes the value of partnership investments with indicated
market valuation adjustments reflected in the operations of MVP.   York
Financial's share of MVP income from operations for the year ended June 30, 1998 including market value adjustments of portfolio investments is $1.5 million. Such amount compares to a loss of $297,000 for the year ended June 30, 1997 with the difference directly attributable to increased market value of certain portfolio investments. As of June 30, 1998, MVP had total assets of $45.1 million. As of September 30, 1994, the Small Business Administration ("SBA") was admitted as a Preferred Limited Partner to MVP. This admission enables MVP to draw down additional capital from the SBA in the form of Participating Securities. These securities share in distributions from MVP. As of June 30, 1998, MVP had $15.3 million of Participating Securities outstanding.

     First Capital Brokerage Services, Inc. ("First Capital"). First Capital is a wholly owned discount securities brokerage subsidiary that provides services to customers of York Federal and the general public. Operations commenced October 1987. First Capital's net worth at June 30, 1998 was $163,000 net of capital distributions to York Financial during fiscal 1998 totalling $32,000 and its net income for the year ended June 30, 1998 was $83,000.

     Lenders Support Group ("LSG"). LSG performs residential construction, environmental and home inspection services for York Federal and the general public. During fiscal 1995, an affiliate company, Appraisal Services, Inc., which was primarily engaged in performing appraisals for York Federal and the
general public, was merged with LSG.   During fiscal 1998, the company
assessed the business plan of the environmental activity with the result that it discontinued such activity in January 1998. Operations for the year ended June 30, 1998 resulted in net loss of $59,000. LSG's net worth was $49,000 at June 30, 1998 net of capital distributions to York Financial during fiscal 1998 totaling $5,000. Subsequent to June 30, 1998 and as part of the Company's ongoing business planning process, it was determined to reassign the construction inspection and appraisal activities within the consolidated group to York Federal's mortgage banking group. LSG's operations will be discontinued as of September 30, 1998.

     New Service Corp. ("New Service"). New Service Corp. primarily engages in land acquisition, development and construction projects for management or resale. New Service, is engaged in a joint venture involving the acquisition and development of real estate. See Note 9 of the Notes to Consolidated Financial Statements. In addition, New Service has investments in real estate, primarily office buildings. Losses were realized from operations due to an inability to increase rents on properties held for investment and losses on disposition of certain units held for sale. New Service's net loss for the year ended June 30, 1998 was $172,000. At June 30, 1998 stockholders' equity was $804,000.

     Y-F Service Corp. ("Y-F Service"). Y-F Service owns office facilities which it leases to York Federal and affiliates and is engaged in land acquisition, development and construction of future branch locations. During the fiscal year, YFSC completed development of one new branch location and at June 30, 1998 had two branch development projects in progress with projected openings in Fall 1998. During fiscal 1996, Y-F Service substantially completed the construction of an office building consisting of approximately 45,000 square feet of retail office space. This building is partially occupied by the Association's administrative support staff as well as unrelated third party leases. This construction project included the restoration of an historically significant facade partially funded by state grant monies and is representative of the Corporation's ongoing investment in its community. Y-F Service's net income was $202,000 for the year ended June 30, 1998. Stockholders' equity was $3.1 million at June 30, 1998.

     First Capital Insurance Services Inc. (Formerly YF Insurance Agency) Incorporated in 1992, First Capital Insurance Services Inc. is a wholly-owned subsidiary of the Corporation and is available to provide credit life and health insurance products to certain of the insured institution's consumer loan customers, as well as a wide variety of life insurance products to the retail market. First Capital Insurance Services Inc.'s net loss was $3,00 for the year ended June 30, 1998. Stockholders equity was $18,000 at June 30, 1998.

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

     The Association, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Pittsburgh. The Association is in compliance with this requirement with an investment in FHLB of Pittsburgh stock of $8.0 million at June 30, 1998.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Pittsburgh.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds:
the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Association's deposits, the FDIC has examination, supervisory and enforcement authority over the Association.

     The Association's deposit accounts are insured by the SAIF to the maximum extent permitted by law. The Association pays deposit insurance premiums based on a risk-based assessment system established by the FDIC. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital ("well capitalized," "adequately capitalized" or "undercapitalized"), which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. The matrix so created results in nine assessment risk classifications, with rates that until September 30, 1996 ranged from 0.23% for well capitalized, financially sound institutions with only a few minor weaknesses to 0.31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken.

     Pursuant to the Deposit Insurance Funds Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special assessment on each depository institution with SAIF-assessable deposits which resulted in the SAIF achieving its designated reserve ratio. In connection therewith, the FDIC reduced the assessment schedule for SAIF members, effective January 1, 1997, to a range of 0% to 0.27%, with most institutions, including the Association, paying 0%. This assessment schedule is the same as that for the BIF, which reached its designated reserve ratio in 1995. In addition, since January 1, 1997, SAIF members, including York Federal, are charged an assessment of 0.065% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately .013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits. The Association's assessments expensed for the year ended June 30, 1998 equaled $628,000.

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

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The Association has maintained liquidity levels during the year ended June 30, 1998 in excess of regulatory requirements.

     Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific
capital level for any capital measure.   At June 30, 1998, the Association was
categorized as "well capitalized" under the prompt corrective action regulations of the OTS. See Note 14 of the Notes to Consolidated Financial Statements.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. The QTL test, requires that a savings association maintain at least 65% of its total tangible assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months.

     As of June 30, 1998 the Association's QTL ratio of 86.7% was in compliance with the current QTL requirement.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 1998, the Association meets all three minimum capital requirements. See Note 14 of the Notes to Consolidated Financial Statements.

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

     The Association currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year, or at June 30, 1998, $20.2 million.

     Loans to One Borrower. Under the Home Owners' Loan Act ("HOLA"), savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1998, the Association's limit on loans to one borrower was $15.4 million. At June 30, 1998, the Association's largest aggregate amount of loans to one borrower was $5.5 million.

     Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders. York Federal received approval from the FDIC and OTS to operate York Financial Investment Corp.as an operating subsidiary and such activities commenced October 1, 1997 upon the transfer by dividend of ownership interest from York Financial to York Federal.

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

     Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Association which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could have been computed using an amount based on the Association's actual loss experience (the experience method), or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Association's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Association's actual loss experience over a period of several years. Each year the Association selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Association used the experience method bad debt deduction for the taxable years ended June 30, 1998, 1997 and 1996.

     In August 1996, the provisions repealing the reserve method of accounting for bad debt reserves were passed by Congress as part of "The Small Business Job Protection Act of 1996." As a result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At June 30, 1998, the Association's tax bad debt reserve approximated the base year reserve and therefore no amounts are required to be recaptured into income.

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

     See Notes 1, 12 and 14 of the Notes to Consolidated Financial Statements contained in the Annual Report.

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

Personnel

     As of June 30, 1998, the Corporation and its subsidiaries had 370 full-time employees and 39 part-time employees. The employees are not represented by a collective bargaining agreement. The Corporation believes its employee relations are good.

     Executive Officers. The executive officers of the Corporation and Association are as follows:


                     Age at
                    June 30,
Name                  1998                     Position
----                --------  ----------------------------------------------
                               Corporation                 Association
                              -----------------------      -----------------


Robert W. Pullo        58      Director, President and   Chairman of the Board
                               and Chief Executive       and Chief Executive
                               Officer                   Officer

Robert A. Angelo       51      Executive Vice President, President and Chief
                               Secretary and General     Operating Officer
                               Counsel

James H. Moss          44      Senior Vice President     Executive Vice
                               Chief Financial Officer/  President and Chief
                               Treasurer                 Chief Financial
                                                         Officer

Robert C. Herzberger   44      Senior Vice President     Senior Vice President

     In addition to the above, the Association's executive officer group includes:

                           Age at
Name                    June 30, 1998         Position
----                    -------------         --------

Lynn D. Kramer-Crenshaw       47              Executive Vice President

Harry M. Zimmerman            51              Executive Vice President

Rebecca S. McClure, Esquire   38              Senior Vice President, Secretary
                                              and General Counsel

     Robert W. Pullo of York, Pennsylvania, is President and Chief Executive Officer of York Financial Corp. and a member of the Board of Directors. He is also Chairman of the Board of Directors and Chief Executive Officer of York Federal Savings and Loan Association, as well as Chairman of the Board of Directors of subsidiary companies - First Capital Brokerage Services, Inc., Lenders Support Group, Inc., New Service Corp., First Capital Insurance Services, Inc. and Y-F Service Corp., Inc. He also serves on the Advisory Board of Meridian Venture Partnership. He is a member of the American Community Bankers' national task force for electronic banking. He is the founding and current Chairman of the Board of the White Rose Foundation and is President of the Advisory Board for Penn State York. Mr. Pullo serves on the Board of Directors and Executive Committees of Memorial Hospital of York and the parent company Memorial Health Systems Corporation. He also serves on the Board of Trustees of the York YMCA and the York YWCA. He is a member of the Advisory Board of Junior Achievement, Youth Build, and the Junior League of York. He is also a member of the Board of Directors of the Jewish Community Center of York, Better York, the Strand Capitol Performing Arts Center, and the founding Board of the Susan P. Byrnes Health Education Center of Central Pennsylvania. He was the charter Chairman of the United Way Housing Initiatives and is past Chairman of the United Way Annual Fund Raising Campaign. He is also a past Chairman of the York Area Chamber of Commerce. Mr. Pullo is the recipient of the Minority Business Association's Volunteer of the Year award and the Excellence award from the Human Relations Commission for his work with minorities.

     Robert A. Angelo, Esq., of York, Pennsylvania is Executive Vice President, Secretary and General Counsel of York Financial and President and Chief Operating Officer of York Federal Savings and Loan. Prior to becoming Executive Vice President in August, 1991, Mr. Angelo was Senior Vice President of the Corporation. He obtained a Bachelor of Science Degree from La Salle University, Philadelphia, Pennsylvania and his Juris Doctor Degree from the
University of Baltimore, School of Law, Baltimore, Maryland.   Mr. Angelo is a
member of the Board of Directors of the Small Enterprise Development Company, Affordable Housing Endeavors, Inc. and Misericordia Convalescent Home. Mr. Angelo is past Chairman of the Pennsylvania Association of Savings Institutions Legal Committee. Mr. Angelo is past Chairman of the Board and Executive Committee of the Housing Initiatives Corporation of the United Way of York County.

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

     Robert C. Herzberger of Stewartstown, Pennsylvania, is Senior Vice President of York Financial and Senior Vice President of York Federal Savings and Loan. He earned a Masters of Science Degree from the University of

Baltimore and a Bachelor of Science Degree from the University of Maryland. Mr. Herzberger is a member of the Board of Directors of Junior Achievement of South Central Pennsylvania. He is a faculty member at Penn State York. Mr. Herzberger has also taught at York College of Pennsylvania, University of Baltimore and the College of Notre Dame. He is a member of the Baltimore Economic Society. From 1976 to 1986 he was Assistant Vice President of the Bank of Baltimore.

     Lynn D. Kramer-Crenshaw is Executive Vice President of the Retail Group
of York Federal Savings and Loan.   A graduate of Towson State University, Ms.
Kramer had over 15 years of commercial banking experience before joining York Federal as Vice President of Marketing in 1993. A resident of northern Baltimore County, Maryland, Ms. Kramer-Crenshaw is a member of the York County Private Industry Council. She is a past board member and chairman of the Marketing Committee for Child Care Consultants, a York County non-profit organization. She is a also a past board member of the Central Atlantic Bank Marketing Association and a past member of the Citizen Advisory Committee for the Gunpowder Falls State Park and North Central Hike and Bike Trail board.

     Harry M. Zimmerman of York, Pennsylvania is the Executive Vice President of the Business Banking Group of York Federal Savings and Loan and has over 29 years of experience in the banking industry. From 1992 to 1997, he was Senior Vice President and Corporate Banking Division Manager at Bank One in Youngstown, Ohio. He is a graduate of the University of Delaware with a Bachelor of Science Degree in Business Management and Psychology and has completed studies at the University of Oklahoma, Graduate School of Banking and the Rutgers University Stonier Graduate School of Banking. Current responsibilities include overseeing the activities of the Business Banking Group, which includes all commercial lending, commercial real estate lending and cash management services. He is also a member of York Federal's Senior Loan Committee. He has been active in numerous civic and community organizations, including the York County Industrial Development Corporation, the United Way of York County, the York YMCA, Salvation Army, Pen-Mar Organization, York Adams Area Council of the Boy Scouts of America.

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

Item 2.  Properties
-------------------
     The following table sets forth the location of York Federal's offices and other facilities used in operations as well as certain additional information relating to these offices and facilities as of June 30, 1998.

                    Year                                            Expiration
                  Facility                     Net Book    Leased/   Date of
Office Location    Opened      Cost            Value(1)     Owned     Lease
---------------    ------      ----            --------     -----     -----
Main Office:
101 South George
  Street
York, PA           1979      $4,508,589      $2,717,335     Owned        --

Branch Offices:
2690 S. Queen
  Street
York, PA           1993         286,022         223,248     Owned        --

Northern Way
York, PA           1995         509,781         460,267     Owned        --

Haines Acre
  Shopping Center
York, PA           1975         126,523          69,788     Leased      10/05

1940 Carlisle Road
York, PA           1972         335,248         154,878     Owned        --

1781 West Market
  Street
York, PA           1986         360,053         279,987     Owned        --

1442 Bannister
  Street
West York, PA      1979         298,942         229,367     Owned        --

269 Penrose Place
Carlisle, PA       1997(2)      105,998         103,959     Leased       6/07

880 W. Broadway
Red Lion, PA       1978         340,333         212,303     Owned        --

Main Street &
  Forrest Avenue
Shrewsbury, PA     1975         258,970         142,778     Owned        --

798 Simpson Ferry
  Road
Mechanicsburg, PA  1975         263,215         192,933     Owned        --

1123 W. Governor
  Road
Hershey, PA        1973         415,764         223,953     Owned        --

               (table continued on following page)

                                 27
PAGE

                    Year                                            Expiration
                  Facility                     Net Book    Leased/   Date of
Office Location    Opened      Cost            Value(1)     Owned     Lease
---------------    ------      ----            --------     -----     -----

75 Zimmerman Drive
Camp Hill, PA      1979     $   352,685     $   219,044     Owned        --

1758 Oregon Pike
Lancaster, PA      1979         392,769         245,263     Owned        --

201 Dart Drive
Hanover, PA        1980         389,952         273,195     Owned        --

499 Tyler Run Road
York, PA           1989         415,112         358,242     Owned        --

4157 N. George
  Street
York, PA           1989         354,445         277,077     Owned        --

3995 E. Market
  Street
York, PA (3)       1990       1,781,987       1,251,145     Owned        --

1816 Emmorton Road
Bel Air, MD        1991         725,771         599,082     Owned        --

2006 Rock Spring
  Road
Bel Air, MD        1991         725,420         596,886     Owned        --

39 Hanover Street
Spring Grove, PA   1993         419,621         372,890     Owned        --

1700 Baltimore Pike
Hanover, PA        1993         391,485         339,916     Owned        --

Other Facilities:

Haines Road MAC
York, PA           1987          28,038           6,542     Leased       10/05

Red Lion MAC
Red Lion, PA       1988          21,330          14,559     Owned        --

30 East King Street
York, PA           1973         722,192         308,369     Owned        --

42 East King
  Street           Parking
York, PA(4)        Spaces        20,000          20,000     Owned        --

               (table continued on following page)

PAGE

                    Year                                            Expiration
                  Facility                     Net Book    Leased/   Date of
Office Location    Opened      Cost            Value(1)     Owned     Lease
---------------    ------      ----            --------     -----     -----

Other Facilities:

134 South Duke
  Street           Parking
York, PA             Lot    $    25,470    $     25,470      Owned     --

144 South Duke
  Street           Parking
York, PA             Lot        136,926         125,549      Owned     --

122 South George
  Street
York, PA(5)        1996       4,489,625       4,245,613      Owned     --

150 South Duke
   Street
York, PA           1998          70,545           70,032     Owned     --

---------
(1) Represents the net book value of land and buildings owned by York Financial or in the case of leased property the value of leasehold improvements.
(2)  Branch previously located at MJ Carlisle Mall, opened in 1978.
(3) Approximately 25.0% of the building is used as branch office with the remainder of the building used as an income producing property.
(4) Property donoted to local charity in fiscal 1998; retained ownership of certain parking areas.
(5)  Facility used as administrative and operations center.

     As of June 30, 1998, the total book value of office properties and equipment owned by the Corporation and its subsidiaries, less allowances for depreciation and amortization, was $19.6 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                             PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------

     The information contained under the caption "Market Information" in the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of York Financial Corp." in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of York Financial -- Interest Rate Sensitivity Management and Market Risk" on pages 7 through 9 of the Annual Report are incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

     None.

                             PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I -- Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. Information on the Corporation's executive officers is included in "Part I - Item 1. - Business" in this Form 10-K.

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

              Consolidated Financial Statements*

             (a)  Consolidated Balance Sheets, June 30, 1998 and 1997
             (b) Consolidated Statements of Income For the Years Ended June 30, 1998, 1997 and 1996
             (c)  Consolidated Statements of Stockholders' Equity For
                  the Years Ended June 30, 1998, 1997 and 1996
             (d)  Consolidated Statements of Cash Flows For the Years
                  Ended June 30, 1998, 1997 and 1996
             (e)  Notes to Consolidated Financial Statements

             Schedules to the consolidated financial statements have been omitted as the required information is inapplicable.

           (3)   Exhibits

                 (3.1)     Articles of Incorporation of York Financial Corp.**
                 (3.2)     Bylaws of York Financial Corp.**
                 (10)(a)   York Financial Corp. Incentive Stock Option Plan**
                     (b)   York Financial Corp. Nonqualified Stock Option Plan
                             for Directors***
                     (c)   1992 York Financial Corp. Stock Option and
                             Incentive Plan***
                     (d)   1997 York Financial Corp. Stock Option and
                             Incentive Plan****
                 (13)      York Financial Corp. 1998 Annual Report to
                             Stockholders
                 (21)      Parent and Subsidiaries of the Registrant
                 (23)      Consent of Independent Auditors
                 (27)      Financial Data Schedule

(b) The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 1998.

-----------
   * Incorporated by reference from the Annual Report attached as an exhibit hereto.
  ** Incorporated by reference from the Form S-4 filed by the Corporation under its former name of First Capital Group, Inc. with the Securities and Exchange Commission on September 19, 1985.
 *** Incorporated by reference from the 1992 Annual Meeting Proxy Statement filed by the Corporation with the Securities and Exchange Commission on September 24, 1992.
**** Incorporated by reference from the 1997 Annual Meeting Proxy Statement filed by the Corporation with the Securities and Exchange Commission on September 25, 1997.

                                    SIGNATURES

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      YORK FINANCIAL CORP.



Date:  September 25, 1998         By: /s/ Robert W. Pullo
                                      -----------------------------------
                                          Robert W. Pullo
                                          President and Chief Executive
                                          Officer

        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                         TITLE                        DATE
    ----------                         -----                        ----

/s/ Robert W. Pullo          President, Chief Executive    September 25, 1998
-------------------------    Officer and Director
Robert W. Pullo              (Principal Executive Officer)

/s/ James H. Moss            Senior Vice President         September 25, 1998
-------------------------    (Principal Financial
James H. Moss                and Accounting Officer)

/s/ Thomas W. Wolf           Chairman of the Board         September 25, 1998
-------------------------    of Directors
Thomas W. Wolf

/s/ Cynthia A. Dotzel        Director                      September 25, 1998
-------------------------
Cynthia A. Dotzel

/s/ Robert W. Erdos          Director                      September 25, 1998
-------------------------
Robert W. Erdos

/s/ Randall A. Gross         Director                      September 25, 1998
-------------------------
Randall A. Gross

/s/ Paul D. Mills            Director                      September 25, 1998
-------------------------
Paul D. Mills

/s/ Byron M. Ream            Director                      September 25, 1998
-------------------------
Byron M. Ream

/s/ Carolyn E. Steinhauser   Director                      September 25, 1998
--------------------------
Carolyn E. Steinhauser

/s/ Robert L. Simpson        Director                      September 25, 1998
-------------------------
Robert L. Simpson

                            EXHIBIT 13

                1998 Annual Report to Stockholders

                           YORK FINANCIAL CORP.

                     1998 ANNUAL REPORT TO STOCKHOLDERS

                             PRESIDENT'S MESSAGE


TO OUR SHAREHOLDERS:

It's impossible to look back on the past year without getting excited about the future. Though it's been a good year in and of itself, we will probably look back on it as a time when we were laying the foundation for York Financial Corp. to become ideally suited for a new age of financial services.

Our First Year of Commercial Banking
Mergers and acquisitions are reducing the number of banking options available to commercial customers across the country. This makes it an opportune time for York Financial Corp. to take its place as a leading provider of these financial services for businesses, especially for smaller companies fearful of being left behind by the megabanks.

Continuing our shift from our old mission as a thrift institution to a more sophisticated full-service role for both consumers and businesses, we are now fueling economic growth in our local communities like never before. Having introduced our commercial banking services initially in York County, we will now be expanding to include Lancaster, Cumberland, and Dauphin Counties in Pennsylvania and Harford County in Maryland.

Also, in keeping with our emphasis on relationship banking, we are promoting these commercial services through extensive personal contact and community
involvement   from boardroom luncheons with local entrepreneurs to timely seminars and out-bound telemarketing by relationship managers.

A Good Time for Building Our Reserves
The shift in our mix of products and services would indicate the need for stronger reserves. Fortunately, we're in a position of strength that enabled us to build our reserves up to $8,810,000 as of June 30, 1998. Though there's certainly no reason for us to be pessimistic about York Financial Corp.'s future, we know that the financial industry as a whole will inevitably run into hard times sometime in the future. By building our reserves now, during good times, we'll be able to continue doing business as usual if and when things get a little tougher. When our competitors are pulling back, we'll be able to market aggressively from a safe and secure base.

An Enviable Position In an Enviable Market
For York Financial Corp. to earn the top "Superior 5-Star" rating from Bauer Financial Reports, Inc., is not new news. We have earned this top rating for 16 consecutive quarters. But, being named one of Central Pennsylvania's fifty fastest-growing companies by the Central Penn Business Journal comes as quite an honor. We appreciate the recognition, but we know that it's the dynamic growth of our market that has given us greater opportunities, broader awareness, and more influence. Major banking investors have targeted this region, which supports the high value of York Financial Corp.'s franchise, whether or not it's reflected in the stock market.

All the evidence we need is in the local market.  For example, Pennsylvania is
second only to Florida in the number of residents over 50 years of age   well
known for controlling much of the nation's wealth. And, not long ago, USA Today ranked York ninth nationally in baby boomer population, with a hefty 30%. No wonder the megabanks are interested in this market area. And, no wonder York Financial Corp. opened a new branch in Carlisle this year, will open new branches in Shrewsbury and Stewartstown before the end of 1998, and is awaiting approval on an additional branch in the Maryland market. This will bring our total up to 26 branch offices.

Partnering for Community Economic Research and Development
While outsiders may look at how to take profits from our strong local markets, York Financial Corp. sees its success in terms of helping to build these markets. This year, we took a dramatic step in this direction as the sponsor of the York College/York Federal Institute for Regional Affairs. The mission of the Institute is "to conduct research which will improve our under-
                                     1
standing of the forces at work shaping the economic, political and social development of the Greater York Region." By conducting feasibility studies, developing long-term assessments, and performing expert economic forecasting for local enterprises, the York College/York Federal Institute for Regional Affairs should benefit everyone in our communities.

Harnessing Technology, From Year 2000 to the Internet
These are interesting times technologically, too. The Year 2000 computer software problem has generated a lot of ink and anxiety, but we're happy to say that York Financial Corp. is already well on its way to full compliance. In fact, we've already turned our attention to our suppliers and customers to make sure they'll be ready January 1, 2000.

York Financial Corp. is also ahead of the curve in Internet banking. We know that making the considerable financial commitment to this emerging technology is essential to our future, so we're keeping pace with larger institutions in order to maintain our independence. We are pleased to be receiving positive feedback about our site from our more progressive, computer-literate customers. We are also pleased to have been honored by the national Bank Marketing Association for our website. York Financial Corp.'s website was selected as the Certificate of Excellence Award winner for the best website for banks $1 billion to $5 billion in size nationally.

On the other hand, we're protective of the traditional ways of banking too. After all, many of our best customers are hesitant to make changes. They value the personal commitment York Financial Corp. has made to them, and we'll honor that commitment for as long as it takes.

Yet Another Year of Dividend Growth
When looking at the numbers in this annual report, please note that we have extended our record of increasing cash dividends for stockholders. In addition, we have issued stock dividends or splits every year since becoming a publicly traded company, with a 25% stock split effected in the form of a stock dividend distributed in November 1997. Few companies have done this for 10 years or more, as we have. This is the kind of long-term success we believe our stockholders are seeking, and it's the result of long- term management, long-term relationships and a long-term vision.

Preparing Our Employees for the Future
Finally, I'd like to talk about how we're broadening our role as financial advisers for our customers. Based on a consultative selling philosophy, we have embarked on an extensive employee retraining program. Our plan is to become more of a turnkey source for financial advice and services. Now, in addition to the brokerage services we've offered for 10 years through First Capital Brokerage Services, we'll also be sharpening our expertise in providing insurance products, annuities, and other financial planning products and services. At this time, thirty of our branch staff members are now licensed insurance agents and will be continuing their training with the goal of ultimately becoming certified financial planners.

I'd like to thank all our employees for helping us with these and other achievements over the past year and their continued support in closing the gap between traditional banking and future opportunities.

                                       Sincerely,

                                       /s/Robert W. Pullo
                                       Robert W. Pullo
                                       President and Chief Executive Officer

Table of Contents

   Page 1  President's Message

   Page 4  Consolidated Financial Highlights

   Page 4  Market Information

   Page 5  Selected Consolidated Financial Data

   Page 6 Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of York Financial Corp.

   Page 22 Report of Management

   Page 23 Report of Independent Auditors

   Page 24 Consolidated Financial Statements

   Page 56 Supplementary Consolidated Financial Data

   Page 57 Directors and Officers

   Page 59 Corporate Organization and Information

   Page 60 York Federal Offices

York Financial Corp. and Subsidiaries

CONSOLIDATED FINANCIAL
  HIGHLIGHTS
(In thousands, except
  per share data)                          Year ended June 30
------------------------------       --------------------------
                                         1998           1997        % CHANGE
------------------------------       -----------   -----------      --------
GROWTH
------------------------------       -----------   -----------      --------
Average assets                       $ 1,186,759    $ 1,160,893         2.2%
Average loans                            997,078        989,670         0.7%
Average deposits                       1,025,622        949,903         8.0%
Average stockholders' equity             104,196         95,023         9.7%

OPERATING PERFORMANCE
------------------------------       -----------   -----------      --------
Net interest income                  $   36,722    $    35,853         2.4%
Provision for loan losses                 3,737          2,424        54.2%
Other income                             10,152          8,696        16.7%
Other expenses                           27,323         31,163 (1)   (12.3%)
Net income 10,015 7,087 41.3%

FINANCIAL RATIOS  (1)
------------------------------       -----------   -----------      --------
Return on average assets                   0.84%          0.61%       37.7%
Return on average stockholders' equity     9.61%          7.46%       28.8%

STOCK PERFORMANCE  (1) (2)
------------------------------       -----------   -----------      --------
Net income per share -
  assuming dilution                   $    1.06       $   0.79        34.2%
Book value per share                      12.18          11.42         6.7%
Market value per share                    20.88          15.90        31.3%
Cash dividends paid per share              0.50           0.46         8.7%

Market Information

       The common stock of York Financial Corp. is traded on the Nasdaq National Market under the symbol YFED. At the close of business on September 8, 1998, there were approximately 3,383 stockholders of record owning 9,104,694 outstanding shares of common stock. This does not reflect the number of persons or entities who hold their stock in nominee or 'street' name through various brokerage firms.

       The table below sets forth the quarterly range of high and low closing sales prices for York Financial Corp. Common Stock as reported by Nasdaq and dividends declared per common share.

                                                     Cash
                             Market Price      Dividends (2) (3)
---------------------    --------------------  -----------------
                         High (2)     Low (2)
---------------------    ---------  ---------  -----------------
Fiscal 1998
       1st quarter      $ 21.40     $ 15.60     $  0.120
       2nd quarter        27.25       20.20        0.120
       3rd quarter        26.25       23.25        0.130
       4th quarter        26.00       20.00        0.130
---------------------    ---------  ---------  -----------------
                                                $  0.500
---------------------    ---------  ---------  -----------------
Fiscal 1997
       1st quarter      $ 13.27     $ 11.64     $   0.109
       2nd quarter        14.73       12.80         0.109
       3rd quarter        15.80       12.80         0.120
       4th quarter        16.00       14.20         0.120
---------------------    ---------  ---------  -----------------
                                                $   0.458
---------------------    ---------  ---------  -----------------
(1) Year ended June 30, 1997, includes one-time special assessment of $5.3 million pre-tax ($3.2 million net of taxes) torecapitalize the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC) in accordance with Deposit Insurance Funds Act enacted September 30, 1996.
(2) Market prices and amounts per share, including dividends, are adjusted for stock dividends effected through June 30, 1998.
(3) Restrictions are placed on the Corporation's ability to pay cash dividends as discussed in Note 14 of the Notes to Consolidated Financial Statements.

                     YORK FINANCIAL CORP. AND SUBSIDIARIES
                      SELECTED CONSOLIDATED FINANCIAL DATA

                                            June 30
                    1998         1997         1996         1995       1994
                 -------------------------------------------------------------
                                       (Dollars in Thousands)

Assets         $ 1,229,268  $ 1,162,393  $ 1,109,804  $ 1,009,918 $ 888,543
Short-term
 investments       126,613        1,527        2,207       19,861    53,794
Loans held for
 sale, net          17,534        4,882        5,686        6,450    10,314
Securities and
 Federal Home
 Loan Bank stock    61,700       83,708       90,859       70,490    82,573
Loans receivable,
 net               951,641      997,841      938,570      845,205   669,850
Deposits         1,065,777      993,106      908,123      832,056   785,483
Borrowings          27,861       46,236       74,380       65,759     1,668
Stockholders'
 equity            109,225      100,083       93,540       85,330    78,626
Loans serviced
 for others        487,092      548,202      593,166      571,351   563,595
Number of:
 Real estate loans
  outstanding        8,795        9,471        9,724        9,786     9,063
 Loans serviced
  for others         7,724        8,484        9,649        9,648     9,579
 Deposit accounts  130,968      128,211      118,758      114,541   112,271
 Offices                23           22           22           22        22

                                      Year Ended June 30
                    1998         1997         1996         1995       1994
                -------------------------------------------------------------
                        (Dollars in Thousands, Except Per Share Data)
Interest
 income        $    88,566  $    87,641  $    80,880  $    68,155 $  62,235
Interest expense    51,844       51,788       45,905       36,402    30,798
               -----------  -----------  -----------  ----------- ---------
Net interest
 income             36,722       35,853       34,975       31,753    31,437
Provision for loan
 losses              3,737        2,424        2,300        2,340     2,200
               -----------  -----------  -----------  ----------- ---------
Net interest income
 after provision
 for loan losses    32,985       33,429       32,675       29,413    29,237
Other income        10,152        8,696        8,630        5,706     5,786
Other expenses      27,323       31,163(1)    24,450       22,616    23,384
               -----------  -----------  -----------  ----------- ---------
Income before in-
 come taxes and
 cumulative effect
 of change in
 accounting
 principle          15,814       10,962       16,855       12,503    11,639
Provision for income
 taxes               5,799        3,875        6,512        4,837     4,353
               -----------  -----------  -----------  ----------- ---------
Income before cumu-
 lative effect of
 change in
 accounting
 principle          10,015        7,087       10,343        7,666     7,286
Cumulative effect
 of change in
 accounting
 principle             ---          ---          ---          ---     2,088(2)
               -----------  -----------  -----------  ----------- ---------
Net income     $    10,015  $     7,087  $    10,343  $     7,666 $   9,374
               ===========  ===========  ===========  =========== =========
Per share data:
 Net income -
  assuming
  dilution     $      1.06  $      0.79  $      1.19  $      0.91 $    1.13
 Cash dividends
  paid         $      0.50  $      0.46  $      0.41  $      0.38 $    0.36
 Book value    $     12.18  $     11.42  $     11.18  $     10.41 $    9.81
 Shares out-
  standing
  (year end)     8,968,031    7,008,347    6,696,494    6,560,558 6,412,468
Weighted average
 shares - assuming
 dilution        9,421,822   8 ,974,490    8,700,072    8,410,305 8,309,670
Other financial
 ratios:
 Return on
  average assets     0.84%        0.61%        0.99%        0.83%     1.05%
 Return on average
  equity             9.61%        7.46%       11.57%        9.39%    12.30%
 Dividend payout
  ratio             44.13%       55.30%       32.69%       39.94%    29.62%
 Average equity
  to average assets  8.78%        8.19%        8.51%        8.85%     8.55%
____________________
All per share data is adjusted for stock dividends effected through June 30, 1998.

(1) Includes one-time special assessment of $5.3 million pre-tax ($3.2 million net of taxes) to recapitalize the SAIF of the FDIC in accordance with the Deposit Insurance Funds Act enacted September 30, 1996.
(2) Cumulative effect of change in accounting principle resulting from adoption of FASB Statement No. 109, "Accounting for Income Taxes".

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           OF YORK FINANCIAL CORP.


     The purpose of this discussion is to provide additional information about York Financial Corp. ('York Financial' or 'Corporation'), its financial condition and results of operations. Readers of this annual report should refer to the consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

Forward-Looking Statements

     In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained in the following sections are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, interest rate trends, the general economic climate in the Corporation's market area and the country as a whole, the ability of the Corporation to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state regulation. Readers should not place undue reliance on these forward-looking statements, as they reflect management's analysis only as of the date of this report. The Corporation has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents the Corporation files periodically with the Securities and Exchange Commission.

Financial Review

      York Financial is a unitary savings and loan holding company incorporated in Pennsylvania. In August 1986, York Financial became the sole stockholder of York Federal Savings and Loan Association ('York Federal' or 'Association'), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At June 30, 1998, the Corporation had consolidated assets of $1.2 billion, total deposits of $1.1 billion and stockholders' equity of $109.2 million. The Association is a member of the Federal Home Loan Bank ('FHLB') of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ('OTS') and the Federal Deposit Insurance Corporation ('FDIC'). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans, and investment securities. York Federal conducts its business through twenty-three offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ('SAIF') of the FDIC.

     The Corporation's net income is highly dependent on the interest rate spread between the average rate earned on loans and securities and the average rate paid on deposits and borrowings as well as the amount of the respective assets and liabilities outstanding. Other operating income is a strong supplement to York Federal's interest income and is primarily the result of mortgage banking activities including gains on sales of mortgage-backed securities and related value attributed to mortgage servicing rights created from loan originations and service fee income derived from the portfolio of loans serviced for others. Other operating income also includes gains and losses on sales of securities available for sale, gains and losses on sales of real estate, equity in a limited partnership interest, and fees and service charges assessed on loan and deposit transactions.

Interest Rate Sensitivity Management and Market Risk

     In an effort to maintain control over net interest income, management of York Federal focuses its attention on managing the interest rate sensitivity of assets and liabilities and controlling the volume of lending, securities, deposit, and borrowing activities. By managing the ratio of interest sensitive assets to interest sensitive liabilities repricing in the same periods, the Corporation seeks to minimize the adverse effect of interest rate fluctuations. The Corporation's assets and liabilities are not directly exposed to foreign currency or commodity price risk. At June 30, 1998, the Corporation had no off-balance sheet derivative financial instruments.

     Management utilizes an Asset/Liability Committee (ALCO), which meets at least once each month, to review the Association's interest sensitivity position on an ongoing basis and prepare strategies that outline the overall acquisition and allocation of funds to maximize earnings and maintain the interest rate sensitivity position at acceptable levels in order to insulate earnings from the effects of interest rate fluctuations. The Corporation originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed rate loan originations. The funding sources for these portfolio loans are deposits with various maturities and short-term borrowings. The result of this origination and funding activity was a $10.6 million asset sensitive gap for the one year time period at June 30, 1998.

     A traditional measurement utilized to quantify interest rate risk is an interest sensitivity gap analysis. The following table presents the Corporation's interest sensitivity gap between interest-earning assets and interest-bearing liabilities for various time frames as of June 30, 1998. Fixed rate loans are shown in the time frame corresponding to contractual principal amortization schedules, adjusted for annual prepayment assumptions based on market expectations regarding future prepayment speeds. Adjustable rate loans are shown in the time frame corresponding to the next contractual interest rate adjustment date. Passbook, NOW accounts and money market accounts are assumed to be subject to repricing throughout the periods shown based on experience for the respective deposit category.

Interest Sensitivity Gap Analysis
                                     Subject to Repricing
                                     --------------------
                        0-30     31-90   91-365     1-5      Over 5
                        Days     Days     Days     Years     Years     Total
                     ---------------------------------------------------------
                                    (Dollars in Thousands)
Interest-earning
assets:
  Loans (1)          $162,134  $81,266  $303,432  $370,418  $51,925 $  969,175
  Securities avail-
   able for sale (2)    9,003    1,639     7,114    26,890    3,294     47,940
  Securities held
   to maturity (3)      3,508       16        65     2,166    8,005     13,760
  Other interest-
   earning assets     126,613      ---       ---       ---      ---    126,613


                     ---------------------------------------------------------
    Total             301,258   82,921   310,611   399,474   63,224  1,157,488

Interest-bearing
liabilities:
 Deposits
  NOW accounts         15,752    4,860    18,373    45,798   14,708     99,491
  Savings accounts        995    1,990     8,149    28,294   24,761     64,189
  Money market
   accounts           228,483    1,462     5,883    18,908   12,779    267,515
  Certificate
   accounts           122,903   61,482   186,794   240,407    7,499    619,085
  Borrowings            2,050   25,002        18       106      685     27,861
                     ---------------------------------------------------------
    Total             370,183   94,796   219,217   333,513   60,432  1,078,141
                     ---------------------------------------------------------

Interest sensi-
 tivity gap         $(68,925) $(11,875) $ 91,394  $ 65,961  $ 2,792 $   79,347
                    ==========================================================
Cumulative interest
 sensitivity gap    $(68,925) $(80,800) $ 10,594  $ 76,555  $79,347
                    ===============================================
Cumulative interest
 sensitivity gap
  As a percent of
   total assets (4)   (5.61%)   (6.57%)    0.86%     6.23%    6.45%
                    ===============================================
___________________
     (1) Includes loans held for sale of $17.5 million.
     (2) Includes equity security of $0.3 million considered subject to repricing in the over 5 years time frame.
     (3) Includes FHLB stock, at cost of $8.0 million considered subject to repricing in the over 5 years time frame.
     (4) A negative percentage is generally favorable to net interest income in a decreasing rate environment and a positive percentage is generally favorable to net interest income in an increasing rate environment.

     The ALCO also monitors the Corporation's interest rate risk position utilizing simulation analysis. Fluctuations in net interest income and net portfolio value are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Such rate scenarios include immediate rate shocks adjusting rates in +/- 100 basis point (bp) increments resulting in projected changes to net interest income over the next 12 months and projected changes in net portfolio value as indicated in the following table.

                                              June 30
                                 1998                          1997
                                         Percentage change in
Change in            ---------------------------------------------------------
interest rates       Net interest  Net portfolio   Net interest  Net portfolio
(In basis points)      income (1)    value (2   )    income (1)     value (2)
-----------------    ---------------------------------------------------------
                          Increase (Decrease)
  +300                   (7%)           (12%)          (18%)          (13%)
  +200                   (4%)            (7%)          (10%)           (7%)
  +100                   (2%)            (3%)           (5%)           (4%)
  0                       0%              0%             0%             0%
  -100                    1%              3%             5%             4%
  -200                    3%              7%             9%             8%
____________________
     (1) The percentage change in this column represents Net Interest Income for 12 months in a stable interest rate environment versus Net Interest Income in the various rate scenarios.
     (2) The percentage change in this column represents Net Portfolio Value of the Association in a stable interest rate environment versus the Net Portfolio Value in the various rate scenarios. Net Portfolio Value represents the present value of expected cash flows from existing assets minus the present value of expected cash flows from existing liabilities plus the present value of expected net cash in-flows from existing off-balance sheet contracts.

     Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies, cashflows, and others. The improvement in risk profile from year to year as indicated in the above table is primarily attributed to an increase in prepayment assumptions resulting in a shorter duration of the earning asset portfolio which more closely matches the liability portfolio. Assumptions and estimates used in simulation analysis are inherently uncertain and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value. The results of these simulations are reported to the Corporation's Board of Directors on a quarterly basis. Management has determined that the level of interest rate risk is within acceptable limits at June 30, 1998.

     The management of York Federal is committed to managing the asset and liability portfolios in order to maximize earnings and maintain an interest rate sensitivity position that insulates earnings from the potential negative effect of interest rate fluctuations.

Asset Quality

     Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio. The Association has created a Business Banking Group to offer financial products and services to small and mid-sized businesses in the Association's branch market area. The nature of these products and services and the financial characteristics of the target client group may have the effect of increasing the Association's credit risk exposure. The Association has recruited management expertise and adopted appropriate credit management policies to control the credit risk exposure inherent in this activity.

     The Association's policy is to maintain the allowance for loan losses at a level believed adequate by management to absorb potential loan losses within
the portfolio.   Management's determination of the adequacy of the allowance is performed by an internal loan review committee and is based on risk characteristics of the loans including loans deemed impaired in accordance with Financial Accounting Standards Board (FASB) Statement No. 114, past loss experience, economic conditions, and such other factors that deserve recognition. Additions to the allowance are charged to operations.
An analysis of the allowance for loan losses is as follows:

                                             Year Ended June 30
                                             ------------------
                                 1998     1997     1996      1995      1994
                                 ------------------------------------------
                                            (Dollars in Thousands)

Total allowance for loan
 losses at beginning of period $ 6,413  $ 6,609  $ 5,840   $ 4,492   $ 3,346
Loans charged-off:
  Real estate-mortgage:
    Residential                  1,701    1,304    1,151     1,138       913
    Commercial                      68    1,820      620         5       125
Consumer                            89      226      100       127       314
                               ---------------------------------------------
    Total charge-offs            1,858    3,350    1,871     1,270     1,352
Recoveries:
 Real estate-mortgage:
  Residential                      212      210      156       185       266
  Commercial                       294      516      184        92        31
 Consumer                           12        4      ---         1         1
                               ---------------------------------------------
    Total recoveries               518      730      340       278       298
                               ---------------------------------------------
    Net loans charged-off        1,340    2,620    1,531       992     1,054
Provision for loan losses        3,737    2,424    2,300     2,340     2,200
                               ---------------------------------------------
Total allowance for loan
  losses at end of period      $ 8,810  $ 6,413  $ 6,609   $ 5,840   $ 4,492
                               =============================================
Percentage of net charge-offs
  to average loans outstanding
  during the period              0.13%    0.26%    0.17%     0.13%     0.15%
                               =============================================
Percentage of allowance for
  loan losses to adjusted
  total loans                    0.92%    0.64%    0.70%     0.69%     0.67%
                               =============================================

      The allowance for loan losses totaled $8.8 million or .92% of adjusted total loans of $960.5 million at June 30, 1998. Such amount is considered adequate relative to management's assessment of risk characteristics inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to problem loans as well as changes in economic conditions.

      During fiscal 1999, the Association expects to further increase its percentage of allowance for loan losses to adjusted total loans in connection with significant volume increases planned in the commercial and consumer loan portfolios. This increase is intended to provide a strong allowance position appropriate for the risk characteristics of the changing loan portfolio. It is not a reflection of any deterioration in actual credit quality or loosening of credit underwriting standards.

An analysis of nonperforming assets is summarized as follows:

                                               June 30
                              1998     1997       1996      1995      1994
                              -----    ----       ----      ----      ----
                                         (Dollars in Thousands)
Loans accounted for on a
nonaccrual basis:
 Real estate-mortgage:
  Commercial               $   ---  $   950   $  1,481  $  3,498     $  546
 Land                          ---      ---        200       ---        ---
                           -------  -------    -------   -------    -------
     Total nonaccrual loans    ---      950      1,681     3,498        546
Accruing loans which
 are contractually past
 due 90 days or more:
   Real estate-mortgage:
    Residential             14,487   12,735     10,029     9,133     11,905
   Consumer                  1,194      702        383       433        445
                           -------  -------    -------   -------    -------
       Total of 90 days
        past due loans      15,681   13,437     10,412     9,566     12,350
                           -------  -------    -------   -------    -------
Total of nonaccrual and
 90 days past due loans    $15,681  $14,387    $12,093   $13,064    $12,896
                           =======  =======    =======   =======    =======
  As a percent of total
   loans                     1.63%    1.43%      1.28%     1.53%      1.90%
                           =======  =======    =======   =======    =======
Real estate owned:
Real estate acquired
 through foreclosure or
 repossession by loan type:
   Real estate:
     Residential           $ 4,543  $ 4,978    $ 4,913   $ 5,981    $ 3,398
     Commercial              2,687    2,714      2,370     2,278      9,421
   Land                      1,863    2,895      3,349     5,107      6,254
 Loans classified as in
  substance foreclosure        ---      ---        ---       200        713
 Allowance for real
  estate losses               (116)    (365)      (955)     (630)    (1,453)
                           -------  -------    -------   -------    -------
Total real estate owned    $ 8,977  $10,222    $ 9,677   $12,936    $18,333
                           =======  =======    =======   =======    =======
 As a percent of total
  assets                     0.73%    0.88%      0.87%     1.28%      2.06%
                           =======  =======    =======   =======    =======
Total nonperforming
 assets                    $24,658  $24,609    $21,770   $26,000    $31,229
                           =======  =======    =======   =======    =======
 As a percent of total
  assets                     2.01%    2.12%      1.96%     2.57%     3.51%
                           =======  =======    =======   =======   =======

      The Association's nonaccrual policy generally covers loans which are 90 or more days past due. All commercial real estate loans are placed on nonaccrual status when the collectibility of interest is uncertain based on specific circumstances evaluated on a loan by loan basis or when interest is more than 90 days past due. In the case of residential real estate and consumer loans, management evaluates the collectibility of accrued amounts based on the underlying collateral value or knowledge of the specific circumstances resulting from collection efforts and may elect to place specific loans on nonaccrual status. As noted in the previous table, residential mortgage loans contractually past due 90 days or more have increased as compared to the prior period. This is primarily due to a 14% increase in the number of loans currently in the foreclosure process, and is the result of a more aggressive collection effort initiated to reduce delinquencies over the longer term. In management's judgement such residential assets present a relatively low risk of loss primarily due to the underlying value of the collateral.

      Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining an allowance for real estate losses (such allowance is separate from and in addition to the allowance for loan losses). In fiscal 1998, net charge-offs were $1,163,000 and additions to the allowance totaled $914,000 resulting in a decrease in the allowance to $116,000. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.

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

     Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity include short term investments, securities available for sale, maturing and repaying loans, and monthly cash flows from mortgage-backed securities. The loan portfolio provides an additional source of liquidity due to York Federal' participation in the secondary mortgage market. Liquidity needs can also be met by attracting deposits and utilizing borrowing arrangements with the FHLB and the Federal Reserve Bank of Philadelphia for short and long-term advances as well as other short-term borrowings.

     Deposits represent the Association's primary source of funds. The Association does not rely on brokered deposits as a source of funds. During fiscal 1998, the Association's deposits increased $72.7 million. In addition, York Federal has supplemented its deposit gathering efforts through borrowings from the FHLB of Pittsburgh. At June 30, 1998, York Federal had $25.8 million in FHLB advances outstanding at a weighted average interest rate of 5.40%. For additional details of FHLB advances and other borrowings, refer to Note 11 of the Notes to Consolidated Financial Statements.

      Amortization and prepayments of loans and proceeds from loan and securities sales within the Association's mortgage banking activity represent a substantial source of funds to York Federal. These sources amounted to $475.3 million, $317.0 million and $317.8 million in fiscal 1998, 1997 and 1996, respectively.

     The principal use of funds is the origination of mortgage and other loans. Loan demand resulted in total originations of $439.2 million in fiscal 1998. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity, expanded mortgage broker relationships, and Business Banking relationship managers. The volume of originations was favorably impacted by a relatively stable and low-rate interest rate environment and included traditional long-term fixed rate loans originated primarily for sale as well as adjustable rate and residential construction loan products. In addition, in response to changing customer preferences, intermediate term mortgage products, i.e. seven year balloon loans and 5/1 CMT adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter), continue to represent a significant component of loan origination volume.

     The combination of the above referenced sources and uses of funds resulted in a significant increase in liquid assets as evidenced in the Corporation's interest-earning overnight cash position of $126.6 million at June 30, 1998, as compared to $1.5 million at June 30, 1997. Primary factors contributing to this increase are the interest rate environment that resulted in increased originations of fixed rate loans subsequently sold into the secondary market as well as an increased level of refinance activity resulting in higher than expected loan payoffs, a loan sale initiated to reduce certain credit risks identified within the residential mortgage loan portfolio, certain loan and security sales to manage interest rate risk levels within acceptable limits, and deposit pricing decisions to facilitate maintenance and expansion of customer relationships.

     Under current regulations, York Federal is required to maintain liquid assets at 4.0% or more of its net withdrawable deposits plus short-term borrowings. Effective November 24, 1997, the Office of Thrift Supervision lowered liquidity requirements from 5.0% to 4.0%. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable accounts to exclude accounts with maturities exceeding one year. The result of these changes to the liquidity requirements is to significantly increase the reported liquidity position of the Association. At June 30, 1998, the Association's liquidity level was 17.5%.

     The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations. See Notes 17 and 18 of the Notes to Consolidated Financial Statements for information on commitments and fair value of financial instruments at June 30, 1998.

Capital

     The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at June 30, 1998, totaled $109.2 million compared to $100.1 million at June 30, 1997, an increase of $9.1 million or 9.1%. This growth was a result of a combination of factors including current earnings, cash dividends paid (representing a payout ratio of 44.1%), issuance of shares in connection with various benefit and dividend reinvestment plans, and the impact of unrealized gains on 'available for sale' securities.

     OTS regulated thrifts must comply with various capital standards:

     Tangible Capital. Generally, common stock plus retained earnings must equal at least 1.5% of adjusted total assets.

     Tier 1 (Core) Capital to total assets. Tangible capital plus qualifying supervisory goodwill (arising from the purchase of a troubled savings association) and other qualifying intangible assets must equal at least 3.0% of adjusted total assets; 5.0% to be deemed well capitalized.

     Risk-Based Capital. Risk-based capital must equal at least 8.0% of risk-weighted assets, as defined in the regulations; 10% to be deemed well capitalized. The tier 1 (core) capital component of risk-based capital, as defined above, must equal at least 6.0% of risk-weighted assets to be deemed well capitalized.

     At June 30, 1998, York Federal's tangible and core capital both equaled 7.7% ($93.4 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%/5.0%, respectively. York Federal's total assets do not include any goodwill. York Federal's core capital to risk-weighted assets equaled 12.0% ($93.4 million) at June 30, 1998, which exceeds the required level of 6.0%. Finally, York Federal's risk-based capital ratio equaled 13.1% ($102.1 million) at June 30, 1998, which exceeds the required level of 8.0% by $39.8 million, and exceeds the required level to be deemed well capitalized of 10.0% by $24.2 million. For a more comprehensive analysis of capital, refer to Note 14 of the Notes to Consolidated Financial Statements.

Transactions with Affiliates

     Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At June 30, 1998, such transactions are within these regulatory limits.

Results of Operations

Fiscal 1998 Compared to Fiscal 1997

Net Interest Income

     York Financial's earnings are affected by the level of York Federal's net interest income, which is the difference between the income it receives on its loan portfolio and other investments and its cost of funds, consisting primarily of interest paid on deposits and borrowings. Net interest income is affected by the average yield on interest-earning assets, the average rate paid on interest-bearing liabilities, and the ratio of interest-earning assets to interest-bearing liabilities.

     Net interest income for fiscal 1998 was $36.7 million, as compared to
$35.9 million for fiscal 1997, which represents a  2.2% increase.   The margin
on interest-earning assets for fiscal 1998 increased to 3.28% from 3.27% for fiscal 1997. The following table provides information regarding the dollar amount of interest income earned on interest-earning assets and the resulting yields, as well as the dollar amount of interest expense on interest-bearing liabilities and the resulting rates paid for the three years ending June 30, 1998.

Average Balance and Interest Yield/Rate Analysis

                                                        Year Ended June 30
                                  1998                          1997                          1996
                        ------------------------    -------------------------    ------------------------
                        Average           Yield/    Average            Yield/    Average           Yield/
                        Balance  Interest  Rate     Balance   Interest  Rate     Balance  Interest  Rate
                        -------  --------  -----    -------   --------  -----    -------  --------  ----
                                              (Dollars in Thousands)

Interest-earning
assets:
 Loans (1) (2) (3)    $  997,078  $80,893  8.11%  $  989,670  $  80,820  8.17%  $  895,912 $75,001  8.37%
 Securities held for
  trading                 10,314      688  6.67       18,935      1,329  7.02        6,300     479  7.60
 Securities available
  for sale                56,858    3,770  6.63       56,256      3,711  6.60       47,126   3,142  6.67
 Securities held to
  maturity                15,015      930  6.19       16,141        951  5.89       22,888   1,361  5.95
 Other interest-earning
  assets                  41,721    2,285  5.48       15,747        830  5.27       16,116     897  5.57
                      ----------  -------  -----  ----------    -------  -----  ---------- -------  ----
Total interest-earning
 assets                1,120,986   88,566  7.90    1,096,749     87,641  7.99      988,342  80,880  8.18
Noninterest-earning
 assets                   65,773                      64,144                        61,552
                      ----------                  ----------                    ----------
     Total            $1,186,759                  $1,160,893                    $1,049,894
                      ==========                  ==========                    ==========
Interest-bearing
liabilities:
 Deposits
  NOW accounts        $   94,847    2,167  2.28   $   87,720      1,944  2.22   $   81,803   1,865  2.28
  Savings accounts        66,052    1,676  2.54       73,764      2,040  2.77       87,144   2,419  2.78
  Money market
   accounts              233,500   10,794  4.62      205,168      9,017  4.39      182,626   8,114  4.44
  Certificate accounts   608,126   35,107  5.77      571,825     33,364  5.83      514,339  29,923  5.82
 Borrowings               38,871    2,100  5.40      100,826      5,423  5.38       63,464   3,584  5.65
                      ----------  -------  -----  ----------    -------  -----  ---------- -------  ----
Total interest-
 bearing liabilities   1,041,396   51,844  4.98    1,039,303     51,788  4.98      929,376  45,905  4.94
                                  -------  -----                -------  -----             -------  -----
Noninterest-bearing
 deposits                 23,097                      11,426                         3,458
Noninterest-bearing
liabilities               18,070                      15,141                        27,677
                      ----------                  ----------                    ----------
                       1,082,563                   1,065,870                       960,511
Stockholders' equity     104,196                      95,023                        89,383
                      ----------                  ----------                    ----------
     Total            $1,186,759                  $1,160,893                    $1,049,894
                      ==========                  ==========                    ==========
Ratio of interest-
earning assets to
 interest-bearing
 liabilities               1.08x                       1.06x                         1.06x
                      ==========                  ==========                    ==========
Net interest income/
 interest rate spread             $36,722   2.92%               $35,853  3.01%             $34,975  3.24%
                                  =======   =====               =======  =====             =======  =====
Net interest-earning
 assets/margin on
 interest-earning
 assets               $   79,590            3.28% $   57,446             3.27%  $   58,966          3.54%
                      ==========            ===== ==========             =====  ==========          =====


____________________
(1) Average balances include loans on nonaccrual status
(2) Average balances include amounts held for sale
(3) Interest includes amortization of loan fees of $0.2 million, $0.6 million and $1.9 million in 1998, 1997 and 1996, respectively.

       During fiscal 1998, York Federal originated $439.2 million of loans including loans refinanced from the Association's portfolio totaling $24.5 million. The result of these originations, when combined with mortgage loan securitizations or sales totaling $179.3 million and loan repayment activity, was a 0.7% increase in average loans outstanding during fiscal 1998. The average balance of securities and other interest-earning assets increased $16.8 million over the prior fiscal year and results from an increase in deposits partially offset by repayment of short-term borrowing positions. The resulting composition shift of the Association's assets had a negative effect on interest income and contributed to the yield on earning assets decreasing 9 basis points to 7.90%. In total, interest-earning assets averaged 2.2% more in fiscal 1998 than in fiscal 1997, resulting in an increase in interest income. This combination of volume and rate changes resulted in a net increase in interest income of $0.9 million, or 1.1%.

     Interest expense was virtually unchanged from the prior fiscal year as a result of changes in composition of interest-bearing liabilities providing for a stable cost of funds and a 0.2% increase in the average level of interest-bearing liabilities. In order to maintain and attract new deposits during fiscal 1998, the Association continued to successfully market a Guaranteed Money Fund Account (which is priced based on nationally reported money fund rates) as well as provided competitive interest rates through special promotional offerings on selected certificate of deposit account programs. This response to the increased competitive pressures for deposits resulted in deposit growth in higher cost money market and certificate accounts. A decrease in average overnight borrowings to $38.9 million from the previous year's level of $100.8 million offset this shift in deposit composition. The result was a 4.98% cost of funds, unchanged from the prior fiscal year.

     The volume/rate analysis shown in the following table presents a comparative analysis of reported interest income and expense in relation to changes in specific asset and liability account balances (volume) and corresponding interest rates (rate). This analysis illustrates the net impact of previously discussed volume and rate changes on net interest income for fiscal 1998 compared to fiscal 1997, and fiscal 1997 compared to fiscal 1996. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume and
(2) changes in rates. The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Volume/Rate Analysis

                                        Year Ended June 30
                       1998 compared to 1997       1997 compared to 1996
                     Increase (Decrease) Due to:  Increase (Decrease) Due to:
                     ---------------------------  ---------------------------
                     Volume     Rate        Net   Volume     Rate       Net
                     ---------------------------  ---------------------------
                                           (In Thousands)
Interest income:
 Loans              $    601    $(528)  $     73  $  7,657  $ (1,838) $ 5,819
 Securities held for
  trading              (603)      (38)     (641)       887       (37)     850
 Securities avail-
  able for sale           40        19        59       602       (33)     569
 Securities held
  to maturity           (66)        45      (21)     (401)        (9)   (410)
 Other interest-
  earning assets       1,421        34     1,455      (20)       (47)    (67)
                    --------    ------  --------  --------  ---------  ------
    Total              1,393     (468)       925     8,725    (1,964)   6,761
Interest expense:
 Deposits
  NOW accounts           161        62       223       131       (52)      79
  Savings accounts     (206)     (158)     (364)     (371)        (8)   (379)
  Money market
   accounts            1,292       485     1,777       991       (88)     903
  Certificate
   accounts            2,096     (353)     1,743     3,354         87   3,441
 Borrowings          (3,332)         9   (3,323)     2,010      (171)   1,839
                    --------    ------  --------  --------  ---------  ------
    Total                 11        45        56     6,115      (232)   5,883
                    --------    ------  --------  --------  ---------  ------
Net interest income $  1,382    $(513)  $    869  $  2,610  $ (1,732)  $  878
                    ========    ======  ========  ========  =========  ======

Provision for Loan Losses

      In fiscal 1998, additions were made to the allowance for loan losses in the amount of $3.7 million resulting in an allowance (net of charge-offs and recoveries of $1.3 million) of $8.8 million, or .92% of the loan portfolio, compared to an allowance of $6.4 million, or .64% at fiscal year end 1997. See "Asset Quality" for further discussion of the allowance for loan losses.

Other Income

     Other income was $10.2 million for fiscal 1998, an increase of $1.4 million over 1997. Mortgage banking income for fiscal 1998 increased $147,000 or 4.1% as compared to the same period in 1997 and includes gain on sales of loans and trading securities of $2.3 million. Mortgage backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At June 30, 1998, there were no securities held for trading.

     The portfolio of loans serviced for others totaled $487.1 million at June 30, 1998, with an average net servicing rate of approximately 13.6 basis points, as compared to $548.2 million at June 30, 1997, with an average net servicing rate of approximately 22.0 basis points. A portion of the change in the balance of loans serviced for others was the sale of servicing rights on approximately $95.5 million of loans consummated in November 1997 at a net gain of $740,000. Such transaction is in addition to normal securitization and repayments within the portfolio both of which increased over prior year levels due to the stable and low-rate interest rate environment. The average balance outstanding of loans serviced for others decreased $57.2 million in fiscal 1998. The decrease in net servicing rate of 8.4 basis points is primarily attributable to the implementation of FASB Statement No. 122 and the related capitalization of mortgage servicing rights. Amortization of capitalized mortgage servicing rights was $442,000 in fiscal 1998 and is recognized as a reduction of gross servicing fee income. Such amount compares to $301,000 in fiscal 1997. In addition, interest costs incurred by the Association in connection with the increased level of repayments resulted in downward pressure on the net servicing rate. The combination of these volume and rate changes caused loan servicing fees for fiscal 1998 to decrease to $677,000 as compared to the fiscal 1997 level of $1.2 million. For additional information on loan servicing fees and mortgage banking activity refer to Notes 1 and 6 of the Notes to Consolidated Financial Statements.

     Gain on sales of real estate during fiscal 1998 totalled $193,000 and is the result of dispositions of real estate acquired in the normal course of business. Fees and service charges for fiscal 1998 increased $374,000 or 13.2% to $3.2 million as compared to $2.8 million in fiscal 1997. While fee income on the loan portfolio and related activity remained relatively stable, the increase in fees and service charges is primarily a result of deposit account servicing fees related to increased volume of electronic transactions initiated by deposit customers including inter-account sweeps, ATM transactions and VISA debit card utilization. In addition, increased commercial checking account relationships initiated through expanded Business Banking activities and related fee structure associated with such accounts contributed to the increase in fees and service charges.

     The Corporation is a partner in various joint ventures. In the year ended June 30, 1998, income from joint ventures totalled $1.4 million as compared to a loss of $118,000 in 1997. The income is related to the Corporation' share in the net income of a venture capital partnership resulting from the increased market value of underlying portfolio investments. For additional information on investments in and advances to joint ventures refer to Note 9 of the Notes to Consolidated Financial Statements.

     Other operating income was $1.4 million in fiscal 1998 as compared to $1.1 million in fiscal 1997. Products and services delivered through discount brokerage and insurance units is the primary reason for the increase in other operating income and is expected to continue to have a favorable impact on other fee income as the delivery of such products and services are more fully integrated within the retail branch system.

Other Expenses

     Other expenses of $27.3 million decreased $3.8 million or 12.3% in fiscal 1998 as compared to $31.2 million in fiscal 1997 which was primarily attributable to the one time SAIF special assessment charged to operations in fiscal 1997. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 to recapitalize the SAIF and to provide for repayment of the FICO (Financial Institution Collateral Obligation) bonds issued by the United States Treasury Department. The FDIC levied a one-time special assessment on SAIF deposits equal to 65.7 basis points of the SAIF-assessable deposit base as of March 31, 1995. The one-time special assessment amounted to an additional expense to the Association of approximately $5.3 million for the year ended June 30, 1997. York Federal paid $628,000 in deposit insurance premiums to the SAIF in fiscal 1998, a decrease of $622,000 or 49.8% compared to fiscal 1997. As a result of the one time special assessment the Association's insurance premium rate decreased from a blended rate experienced in fiscal 1997 ranging from quarterly premiums at the annual rate of 23.0 to 6.4 basis points to 6.4 basis points for the entire year in fiscal 1998. The current 6.4 basis point rate is more consistent with the deposit insurance premiums paid by Bank Insurance Fund (BIF) insured institutions and may vary according to Association capital levels and management ratings.

     Salaries and employee benefits increased $1.6 million or 13.7% in fiscal 1998 over fiscal 1997 and is attributable to a combination of the following factors: annual adjustments through the salary administration program, compensation investments related to the Business Banking Group formed in the Spring of 1997 and to the Retail Banking Group in connection with new branches in the process of development at the end of the fiscal year, and increases in incentive and profit sharing compensation as a result of improved operating performance. Full time equivalent personnel increased from 380 at June 30, 1997, to 389 at June 30, 1998. Occupancy expense increased $113,000 or 3.2% in fiscal 1998 over fiscal 1997 as a result of normal inflationary pressure on
facilities management activities.   Real estate expenses decreased $199,000 in
fiscal 1998 as compared to fiscal 1997 and is primarily attributable to a decrease in the provision for possible real estate losses. Advertising cost increased $103,000 or 10.5% in fiscal 1998 as compared to fiscal 1997 and is primarily attributable to ongoing efforts to enhance customer and product awareness through various media campaigns. Other expenses increased $462,000 or 7.8% in fiscal 1998 as compared to fiscal 1997 and include costs incurred with third parties to examine the Association's operating efficiencies.

Provision for Income Taxes

     The provision for income taxes of $5.8 million for fiscal 1998 represents an effective tax rate of 36.7% as compared to 35.4% for fiscal 1997. The increase in the effective tax rate is primarily attributable to a reduction in tax credits recognized on tax favored community redevelopment projects from year to year. For a more comprehensive analysis of income tax expense, refer to Note 12 of the Notes to Consolidated Financial Statements.

Results of Operations

     Fiscal 1997 Compared to Fiscal 1996

Net Interest Income

      Net interest income for fiscal 1997 was $35.9 million, as compared to $35.0 million for fiscal 1996, which represents a 2.5% increase. The margin on interest-earning assets for fiscal 1997 decreased to 3.27% from 3.54% for fiscal 1996. For further information, see "Average Balances and Interest Yield/Rate Analysis" and "Volume/Rate Analysis" tables included in this document.

      During fiscal 1997, York Federal originated $390.6 million of loans including loans refinanced from the Association's portfolio totalling $13.6
million and mortgage loans securitized or sold of $126.7 million.   The result
of these activities, when combined with loan repayments including refinance activity, was a 10.5% increase in average loans outstanding during fiscal 1997. This increase is primarily attributable to the success by our mortgage broker relationships of selling our intermediate term mortgage loan products. These programs represented $196.1 million or 50.2% of total loan originations. The average balance of securities and other interest-earning assets increased $14.6 million over the prior fiscal year. This composition of the Association's assets had a positive effect on interest income and reflected the retention of intermediate term mortgages. In total, interest-earning assets averaged 11.0% more in fiscal 1997 than in fiscal 1996, resulting in an increase in interest income. Offsetting the changes in asset composition, downward loan repricing contributed to the yield on earning assets decreasing 19 basis points to 7.99%. This combination of volume and rate changes resulted in a net increase in interest income of $6.8 million, or 8.4%.

      Interest expense increased as a result of an 11.8% increase in the average level of interest-bearing liabilities and a four basis point increase in the cost of funds to 4.98%. In order to maintain and attract new deposits during fiscal 1997, the Association continued to successfully market a Guaranteed Money Fund Account (which is priced based on nationally reported money fund rates) as well as to provide competitive interest rates through special promotional offerings on selected certificate of deposit account programs. This response to the increased competitive pressures for deposits resulted in an increase in deposit balances and a shift in the composition of the deposit portfolio from low cost transaction accounts to higher cost money market and certificate accounts. These changes in the composition of the deposit portfolio, in addition to an increase in short-term borrowings required to fund asset growth, contributed to the increased cost of funds.

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

Other Income

     Other income was $8.7 million for fiscal 1997. Mortgage banking income for fiscal 1997 increased $1.1 million to $3.6 million or 42.9% as compared to the same period in 1996 and includes gain on sales of loans and trading securities of $1.8 million. Mortgage backed securities created in conjunction with the Association' mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At June 30, 1997, securities held for trading were $7.2 million with an indicated unrealized gain of $37,000 which was recognized as a component of mortgage banking income.

     The portfolio of loans serviced for others totaled $548.2 million at June 30, 1997, with an average net servicing rate of approximately 22.0 basis points, as compared to $593.2 million at June 30, 1996, with an average net servicing rate of approximately 23.4 basis points. A portion of the change in the balance of loans serviced for others was the sale of servicing rights on approximately $96.7 million of loans consummated in December 1996 at a net gain of $510,000. The average balance outstanding of loans serviced for others decreased $36.9 million in fiscal 1997. The decrease in net servicing rate of 1.4 basis points is primarily attributable to the implementation of FASB Statement No. 122 and the related capitalization of mortgage servicing rights. Amortization of capitalized mortgage servicing rights was $301,000 in fiscal 1997 and is recognized as a reduction of gross servicing fee income. Such amount compares to $217,000 in fiscal 1996. The combination of these volume and rate changes caused loan servicing fees for fiscal 1997 to decrease $169,000 or 12.2% to $1.2 million as compared to fiscal 1996. For additional information on loan servicing fees and mortgage banking activity refer to Notes 1 and 6 of the Notes to Consolidated Financial Statements.

     Gain on sales of real estate during fiscal 1997 totalled $91,000 and is the result of dispositions of real estate acquired in the normal course of business. Gain on sale of a limited partnership interest was $1.2 million and represents the planned exit from a successful real estate development/ management partnership. Fees and service charges for fiscal 1997 increased $334,000 or 13.3% to $2.8 million as compared to $2.5 million in fiscal 1996, and is primarily a result of a current service charge fee structure coupled with growth in both loans and deposits.

     The Corporation is a partner in various joint ventures. In the year ended June 30, 1997, loss from joint ventures totalled $118,000 as compared to income of $1.2 million in 1996. The loss is related to the Corporation' share in the net loss of a venture capital partnership resulting from the decreased market value of underlying portfolio investments. For additional information on investments in and advances to joint ventures refer to Note 9 of the Notes to Consolidated Financial Statements.

     Other operating income was $1.1 million in fiscal 1997 as compared to $713,000 in fiscal 1996. This amount represents income from operations of subsidiaries including commissions earned from discount brokerage activities and appraisal and construction inspection fees for services provided to independent third parties.

Other Expenses

     Other expenses of $31.2 million increased $6.7 million or 27.5% in fiscal 1997 as compared to $24.5 million in fiscal 1996 which was primarily attributable to the one time SAIF special assessment which amounted to an additional expense to the Association of approximately $5.3 million for the year ended June 30, 1997. York Federal paid $1.2 million in deposit insurance premiums to the SAIF in fiscal 1997, a decrease of $705,000 or 36.1% compared to fiscal 1996. As a result of the one time special assessment the Association's insurance premium rate decreased from 23.0 basis points for the periods ending December 31, 1996, to 18.0 basis points and to 6.4 basis points in the quarters ending March 31, 1997 and June 30, 1997, respectively.

     Salaries and employee benefits decreased $298,000 or 2.5% in fiscal 1997 over fiscal 1996 and is attributable to a combination of the following factors: annual adjustments through the salary administration program and start up compensation expenses related to a newly established Commercial Business Banking Group, decreases in incentive and profit sharing compensation as a result of lower than anticipated operating performance primarily due to the SAIF assessment, and a decrease in full time equivalent personnel from 393 at June 30, 1996, to 380 at June 30, 1997. Occupancy expense increased $794,000 or 29.6% in fiscal 1997 over fiscal 1996 and is primarily attributed to operating costs related to a new office facility occupied in June 1996. Real estate expenses increased $612,000 in fiscal 1997 over fiscal 1996 and is primarily attributable to an increase in the provision for possible real estate losses. Advertising cost increased $420,000 or 75.3% in fiscal 1997 as compared to fiscal 1996 and is primarily attributable to customer and product awareness campaigns. Other expenses increased $500,000 or 9.3% in fiscal 1997 as compared to fiscal 1996 and includes contributions in connection with tax favored community redevelopment projects.

Provision for Income Taxes

     The provision for income taxes of $3.9 million for fiscal 1997 represents an effective tax rate of 35.4% as compared to 38.6% for fiscal 1996. The decrease in the effective tax rate is primarily attributable to tax credits recognized on tax favored community redevelopment projects. For a more comprehensive analysis of income tax expense, refer to Note 12 of the Notes to Consolidated Financial Statements.

Impact of Year 2000

     We are less than a year and a half away from the turn of the century. This milestone has generated widespread concern over its potential impact on business continuity. Historically, most computer programs were written with two digits rather than four to designate the applicable year. As a result, it is anticipated that computer systems may recognize a date using "00" as the year 1900 rather than the year 2000. This situation along with certain other date issues is commonly referred to as the "Year 2000 issue". Such situations could cause a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     The Year 2000 Issue is recognized by the Corporation as a significant business issue and is receiving intense management focus. The majority of the Corporation's transaction processing is provided by a third party processor. A Year 2000 project team has been organized and a comprehensive action plan designed to achieve Year 2000 readiness. The project is addressing not only computer and technology areas but all areas of our business. Many non-computer systems include embedded technology and may be affected by the Year 2000 Issue if not appropriately addressed. The action plan has five key project phases: awareness, assessment, remediation, validation, and implementation addressing systems for both the Corporation and its third party processor. The awareness and assessment phases are complete, while the remediation and validation phases are underway and are expected to be completed by the fall of 1998. The implementation phase of the Year 2000 action plan is expected to be substantially complete by December 31, 1998. This timeline provides an opportunity to perform additional testing and resolve any other issues that may arise prior to the turn of the century.

     As part of the Year 2000 action plan the Corporation has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which its systems will need to be modified or replaced or are vulnerable to those third parties' failure to remediate their own Year 2000 issues. While the Corporation has taken and will continue to take appropriate actions to mitigate the risk of adverse consequences associated with the failure of a third party to address these issues, there can be no guarantee that the systems of third parties will be timely converted and will not have an adverse effect on York Financial. As a precaution the Corporation will develop and test contingency plans for all mission critical systems and services.

     It is difficult to isolate the incremental cost of this Year 2000 effort given that it impacts technical personnel already in place in operational areas across our business as well as possibly accelerating already planned technology investments. However, such costs and related investments are presently estimated to total $350,000 and the timing of recognizing such costs is not considered to be material to any one fiscal period.

     The costs of the project and the date on which the Corporation believes it will complete the Year 2000 project are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

                              REPORT OF MANAGEMENT

FINANCIAL STATEMENTS

     York Financial Corp. (the Corporation) is responsible for the preparation, integrity and fair presentation of its published financial statements as of June 30, 1998, and for the year then ended. The consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles and, as such, include some amounts that are based on judgments and estimates of management.

INTERNAL CONTROL OVER FINANCIAL REPORTING

     Management is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with generally accepted accounting principles and the requirements of the Office of Thrift Supervision (OTS) Annual Report H-(b)11. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.

     There are inherent limitations in the effectiveness of internal controls including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

     Management assessed the Corporation's internal control over financial reporting presented in conformity with generally accepted accounting principles and the requirements of the OTS Annual Report H-(b)11 as of June 30, 1998. This assessment was based on criteria for effective internal control over financial reporting described in 'Internal Control--Integrated Framework' issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles and the requirements of the OTS Annual Report H-(b)11 as of June 30, 1998.

COMPLIANCE WITH LAWS AND REGULATIONS

     Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

     Management assessed compliance by York Federal Savings and Loan Association (the Association) with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Association complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended June 30, 1998.

/s/Robert W. Pullo                         /s/James H. Moss
Robert W. Pullo                            James H. Moss
President -- Chief Executive Officer       Senior Vice President --
                                           Chief Financial Officer/Treasurer

                         Report of Independent Auditors

The Board of Directors
York Financial Corp.

We have audited the accompanying consolidated balance sheets of York Financial Corp. and subsidiaries (the Corporation) as of June 30, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of York Financial Corp. and subsidiaries at June 30, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

                                              /s/Ernst & Young LLP

Baltimore, Maryland
July 15, 1998

                      York Financial Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                       June 30
                                                  1998         1997
                                              -----------------------
                                                  (In Thousands)
ASSETS
Cash and due from banks:
  Noninterest-earning                         $   17,934   $   21,612
  Interest-earning                               126,613        1,527
                                              -----------------------
                                                 144,547       23,139

Loans held for sale, net                          17,534        4,882
Securities held for trading                          ---        7,158
Securities available for sale                     47,940       59,690
Securities held to maturity (fair value of         5,784        8,953
$5,775--1998 and $8,782--1997)
Loans receivable, net                            951,641      997,841
Real estate, net                                  10,994       13,439
Premises and equipment, net                       19,634       17,320
Federal Home Loan Bank stock, at cost              7,976        7,907
Accrued interest receivable                        8,088        7,981
Other assets                                       9,451        8,777
Investments in joint ventures                      5,679        5,306
                                              -----------------------
Total assets                                  $1,229,268   $1,162,393
                                              =======================


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits                                    $1,065,777   $  993,106
  Federal Home Loan Bank advances and             27,861       46,236
    other borrowings
  Advances from borrowers for taxes and
    insurance                                      4,634        4,719
  Other liabilities                               21,771       18,249
                                              -----------------------
Total liabilities                              1,120,043    1,062,310

Stockholders' equity:
  Preferred Stock:10,000,000 shares
    authorized and unissued                          ---          ---
  Common Stock, $1.00 par value:
    Authorized 20,000,000 shares; issued
    1998--8,968,031 shares; 1997--
    7,008,347 shares                               8,968        7,008
  Additional capital                              81,848       80,633
  Retained earnings                               18,886       13,290
  Unrealized gains on available for sale
    securities, net of taxes of $171 in 1998
    and $43 in 1997                                  318           79
  Unearned ESOP shares                             (795)        (927)
                                              -----------------------
Total stockholders' equity                       109,225      100,083
                                              -----------------------
Total liabilities and stockholders' equity    $1,229,268   $1,162,393
                                              =======================
See accompanying notes

                      York Financial Corp. and Subsidiaries

                        Consolidated Statements of Income

                                             Year Ended June 30
                                           1998      1997      1996
                                        -----------------------------
                                         (In Thousands, Except Per
                                                Share Data)

Interest income:
  Interest and fees on loans            $ 80,893    $ 80,820    $ 75,001
  Interest on securities held for
   trading                                   688       1,329         479
  Interest and dividends on securities
   available for sale                      3,770       3,711       3,142
  Interest and dividends on securities
   held to maturity                          930         951       1,361
  Other interest income                    2,285         830         897
                                        ---------------------------------
     Total interest income                88,566      87,641      80,880
Interest expense:
  Interest on deposits                    49,744      46,365      42,321
  Interest on borrowings                   2,100       5,423       3,584
                                        ---------------------------------
     Total interest expense               51,844      51,788      45,905
                                        ---------------------------------
     Net interest income                  36,722      35,853      34,975
Provision for loan losses                  3,737       2,424       2,300
                                        ---------------------------------
  Net interest income after provision
   for loan losses                        32,985      33,429      32,675
Other income:
  Mortgage banking                         3,757       3,610       2,527
  Gain on sales of securities available
   for sale                                  174         ---         358
  Gain on sales of real estate               193          91       1,291
  Gain on sale of limited partnership
   interest                                  ---       1,214         ---
  Fees and service charges                 3,216       2,842       2,508
  Income (loss) from joint ventures        1,411       (118)       1,233
  Other operating income                   1,401       1,057         713
                                        ---------------------------------
     Total other income                   10,152       8,696       8,630
                                        ---------------------------------
Other expenses:
  Salaries and employee benefits          13,154      11,565      11,863
  Occupancy                                3,597       3,484       2,690
  Federal deposit insurance                  628       1,250       1,955
  SAIF assessment                            ---       5,310         ---
  Real estate                              1,403       1,602         990
  Data processing                          1,110       1,086       1,006
  Advertising                              1,081         978         558
  Other                                    6,350       5,888       5,388
                                        ---------------------------------
     Total other expenses                 27,323      31,163      24,450
                                        ---------------------------------
Income before income taxes                15,814      10,962      16,855
Provision for income taxes                 5,799       3,875       6,512
                                        ---------------------------------
Net income                              $ 10,015     $ 7,087     $10,343
                                        =================================

Per share data:
  Net income                            $   1.14     $  0.83     $  1.26
                                        =================================
  Net income-assuming dilution              1.06        0.79        1.19
                                        =================================
  Cash dividends paid                       0.50        0.46        0.41
                                        =================================
Weighted average shares                 8,774,865  8,470,788   8,178,282
                                        =================================
Weighted average shares-assuming
  dilution                              9,421,822  8,974,490   8,700,072
                                        =================================

See accompanying notes

                                      York Financial Corp. and Subsidiaries

                                 Consolidated Statements of Stockholders' Equity
                                                                  Unrealized
                                                                Gains (Losses)           Unearned
                               Common   Additional   Retained   on Available for    ESOP
                               Stock      Capital    Earnings   Sale Securities    Shares       Total
                               -----------------------------------------------------------------------
                                                          (In Thousands)
Balance, June 30, 1995         $ 5,422 $ 55,911      $ 24,946      $    244      $ (1,193)    $ 85,330
 Net income                          -        -        10,343             -              -      10,343
 Cash dividends paid                 -        -       (3,381)             -              -     (3,381)
 Stock options exercised            14       82             -             -              -          96
 Common stock issued under
  dividend reinvestment plan       108    1,610             -             -              -       1,718
 10% Common stock dividend--
  543,436 shares at fair value     544   10,190      (10,754)             -              -        (20)
 Release of ESOP shares              -       16             -             -            133         149
 Change in unrealized gains
  (losses), net of income tax
  (benefits) of ($445)               -        -             -         (695)              -       (695)
                              -------------------------------------------------------------------------
Balance, June 30, 1996           6,088   67,809        21,154         (451)        (1,060)      93,540
 Net income                          -        -         7,087             -              -       7,087
 Cash dividends paid                 -        -       (3,919)             -              -     (3,919)
 Stock options exercised           242    1,383             -             -              -       1,625
 Common stock issued under
  dividend reinvestment plan       132    2,001             -             -              -       2,133
 10% Common stock dividend--
  611,694 shares at fair value     611   10,399      (11,032)             -              -        (22)
 Release of ESOP shares              -       40             -             -            133         173
 Retirement of common stock       (65)    (999)             -             -              -     (1,064)
 Change in unrealized gains
  (losses), net of income tax
  (benefits) of $331                 -        -             -           530              -         530
                              -------------------------------------------------------------------------
Balance, June 30, 1997           7,008   80,633        13,290            79          (927)     100,083
 Net income                          -        -        10,015             -              -      10,015
 Cash dividends paid                 -        -       (4,419)             -              -     (4,419)
 Stock options exercised           118      723             -             -              -         841
 Income tax benefits of stock
   options exercised                 -      531             -             -              -         531
 Common stock issued under
  dividend reinvestment plan       107    2,223             -             -              -       2,330
 5-for 4 stock split effected
  in the form of a 25% common
  stock dividend--1,762,158
  shares                         1,762  (1,783)             -             -              -        (21)
 Release of ESOP shares                     172             -             -            132         304
 Retirement of common stock       (27)    (651)             -             -              -       (678)
 Change in unrealized gains
  (losses), net of income tax
  (benefits) of $128                 -        -             -           239              -         239
                               ========================================================================
Balance, June 30, 1998         $ 8,968 $ 81,848       $ 18,886       $ (795)     $ 109,225     $   318
                               ========================================================================


See accompanying notes

                      York Financial Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                    Year Ended June 30
                                                 1998      1997      1996
                                               ------------------------------
                                                      (In Thousands)

OPERATING ACTIVITIES
Net income                                    $  10,015 $  7,087  $  10,343
Adjustments to reconcile net income to net
 cash provided by (used in) operating
 activities:
   Amortization and accretion on securities
    and loans, net                                (181)    (622)    (1,898)
   Provision for loan losses                      3,737     2,424     2,300
   Provision for real estate losses                 914     1,188       603
   Depreciation and amortization                  1,834     1,705     1,501
   Loans originated for sale                  (158,494) (125,918) (154,169)
   Proceeds from sales of trading securities    152,221   127,145    96,410
   Realized gains on trading securities         (2,377)     (906)   (1,583)
   Realized gains on sales of securities
    available for sale                            (174)       ---     (358)
   Gain on sale of limited partnership
    interest                                        ---     1,214       ---
   Decrease in accrued interest and other
    assets                                        1,295       400       729
   Increase (decrease) in other liabilities       3,931  (11,504)     8,499
   Other                                        (2,251)   (4,214)   (1,419)
                                             ------------------------------
Net cash provided by (used in) operating
  activities                                     10,470   (2,001)  (39,042)

Investing Activities
Proceeds from sales of securities available
 for sale                                         14,191       ---    25,268
Proceeds from sale of limited partnership
 interest                                            ---     1,343       ---
Purchases of securities held to maturity and
 Federal Home Loan Bank stock                    (2,069)   (1,231)   (1,557)
Proceeds from maturities of securities held
 to maturity                                       5,090        57     4,170
Principal repayments on securities                10,137     8,162     7,089
Loans originated or acquired, net of increase
in deferred loan fees                          (256,092) (251,212) (283,359)
Principal collected on loans                     260,215   179,981   183,271
Proceeds from sales of loans                      33,426     1,642     1,637
Purchases of real estate                           (412)     (425)     (194)
Proceeds from sales of real estate                 6,072     6,324    10,801
Purchases of premises, equipment, and            (4,078)   (2,452)   (6,307)
leasehold improvements, net
Other                                            (8,023)     3,155     (269)
                                               ------------------------------
Net cash provided by (used in) investing
 activities                                       58,457  (54,656)  (59,450)

                                             27
PAGE

                      York Financial Corp. and Subsidiaries

                                             Year Ended June 30
                                            1998      1997      1996
                                        ------------------------------
                                               (In Thousands)

FINANCING ACTIVITIES
Net increase in noninterest-bearing
 demand deposits, interest-bearing
 transaction accounts, savings accounts,
 and 31-day certificates of deposit        53,645     3,163    54,168


Net increase in certificates of deposit    19,026    81,820    21,899
Net (decrease) increase in short-term
 advances received from Federal Home
 Loan Bank                               (20,000)  (53,000)     8,765
Increase in convertible advance
 received from Federal Home Loan Bank         ---       ---    25,000
Net increase (decrease) in other
 Federal Home Loan Bank  advances and
 other borrowings                           1,625     (144)     (144)
Issuance of common stock:
 Dividend Reinvestment Plan                 2,330     2,133     1,718
 Stock Option Plans                           163       561        96
Cash dividends paid                       (4,419)   (3,919)   (3,381)
Cash paid in lieu of fractional shares       (21)      (22)      (20)
Release of ESOP shares                        132       133       133
                                        ------------------------------
Net cash provided by financing
 activities                                52,481    55,725    83,234
                                        ------------------------------
Increase (decrease) in cash and cash
 equivalents                              121,408     (932)  (15,258)
Cash and cash equivalents at beginning
 of year                                   23,139    24,071    39,329
                                        ------------------------------
Cash and cash equivalents at end
 of year                                $ 144,547  $ 23,139  $ 24,071
                                        ==============================

See accompanying notes

                      York Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements

                          June 30, 1998, 1997, and 1996

1.   Summary of Significant Accounting Policies

Description of Business

     York Financial Corp. (Corporation) is a unitary savings and loan holding company. York Federal Savings and Loan Association (Association), a federally chartered savings and loan association, is the primary operating unit of the Corporation. The Association is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans and investment securities. York Federal conducts its business through twenty-three offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund (SAIF) of the FDIC.

Basis of Presentation

     The consolidated financial statements include the accounts of York Financial Corp. and its wholly-owned subsidiaries including York Federal Savings and Loan Association. All significant intercompany accounts and transactions have been eliminated in consolidation. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates. Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform with the 1998 presentation.

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

     Securities not classified as trading or held-to-maturity are classified as "available for sale." Available-for-sale securities are carried at fair value, with

                      York Financial Corp. and Subsidiaries
unrealized gains and losses, net of taxes, reported as a component of stockholders' equity.

     The cost of securities classified as held-to-maturity or available-for-sale is adjusted for amortization of premiums and accretion of discounts, both computed using the interest method. Such amortization/accretion, as well as interest and dividends, is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in net gains on sales of securities available for sale in the statement of income. The cost of securities sold is based on the specific identification method, and all sales are recorded as of the trade date.

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

     The Association accounts for loans in accordance with Financial Accounting Standards Board (FASB) Statement No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by FASB Statement No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures". As a result of applying the rules, certain loans which are deemed to be impaired are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

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

     Losses on sales of real estate are recognized at the time sales occur. Gains on sales of real estate are recognized when the criteria for gain recognition have been met in accordance with FASB Statement No. 66, "Accounting for Sales of Real Estate".

Loan Servicing Fees

     Effective July 1, 1995, the Company adopted FASB Statement No. 122, "Accounting for Mortgage Servicing Rights", an amendment of FASB Statement No.
65. Statement No. 122 required the recognition of a separate asset for mortgage servicing rights, regardless of how they were acquired. If the Association sold or securitized mortgage loans and retained the mortgage servicing rights, the total cost of the mortgage loans was allocated to the loan and the servicing right based on their relative fair value. Statement No. 122 also specified how mortgage servicing rights should have been evaluated for impairment.

     In June 1996, the FASB issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supersedes FASB Statement No. 122, "Accounting for Mortgage Servicing Rights." Statement No. 125 clarifies and provides consistent guidance for distinguishing transfers of financial assets that are sales from transfers that are borrowings. The standard is based on a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, and derecognizes liabilities when extinguished. Statement No. 125 is effective for specified transactions occurring after December 31, 1996. In October 1996, the FASB issued Statement No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which defers until after December 31, 1997, the effective date of paragraphs 9-12 of Statement No. 125 for repurchase agreements, securities lending, dollar roll and similar transactions and the effective date of paragraph 15 for all transactions. Earlier or retroactive application is not permitted. Adoption of Statement No. 125 did not, and is not expected to, have a material impact on the Corporation.

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

                      York Financial Corp. and Subsidiaries

Cash Flow Information

     For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During 1998, 1997 and 1996, the Association exchanged loans for mortgage-backed securities in the amounts of $145,473,000, $125,037,000 and $153,056,000, respectively. During 1998, 1997 and 1996 the
Association transferred unpaid loan balances from loans to real estate acquired due to foreclosure of $4,926,000, $9,454,000 and $6,205,000, respectively.

     The Corporation paid $51,810,000, $51,758,000 and $45,963,000 in interest on deposits and other borrowings during 1998, 1997 and 1996, respectively.

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

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Statement No. 131 supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." The Corporation will adopt Statement No. 131 on July 1, 1998 and comparative information for earlier years will be presented. Adoption of Statement No. 131 is not expected to have a material impact on the Corporation.

     In February 1998, the FASB issued Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Statement No. 132, effective for financial statements issued for fiscal years beginning after December 15, 1997, revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of Statement No. 132 is not expected to have a material impact on the Corporation's consolidated financial statements.

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for financial statements issued for all quarters of all fiscal years beginning after June 15, 1999. The adoption of Statement No. 133 is not expected to have a material impact on the Corporation's consolidated financial statements.

                      York Financial Corp. and Subsidiaries

2.  Earnings per Share

     In February 1997, the FASB issued Statement No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. Statement No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards.
The Corporation adopted Statement No. 128 on January 1, 1998 and all prior-period EPS data was restated.

     Earnings per common share ("basic") is computed using net income applicable to common stock and weighted average common shares outstanding during the period. Earnings per common share - assuming dilution ("diluted") is computed using net income applicable to common stock and weighted average common shares outstanding during the period after consideration of the potential dilutive effect of common stock equivalents based on the treasury stock method using an average market price for the period. The Corporation's common stock equivalents are solely related to stock options.

     Cash dividends paid per share are based on the number of shares outstanding at each record date, adjusted for stock dividends and splits.

The following table sets forth the computation of basic and diluted earnings per share:

                                         1998       1997       1996
                                      ---------------------------------
                                       (Dollars in Thousands, Except
                                              Per Share Data)

Basic:
  Net Income                          $   10,015 $     7,087 $   10,343
                                      =================================
  Weighted average shares              8,774,865   8,470,788  8,178,282
                                      =================================
  Net income per share                $     1.14 $      0.83 $     1.26
                                      =================================
Diluted:
  Net income                          $   10,015 $     7,087 $   10,343
                                      =================================
  Weighted average shares              8,774,865   8,470,788  8,178,282
  Dilutive effect of stock options       646,957     503,702    521,790
                                      ---------------------------------
  Weighted average shares -
   assuming dilution                   9,421,822   8,974,490  8,700,072
                                      =================================
  Net income per share - assuming
   dilution                           $     1.06 $      0.79 $     1.19
                                      =================================

3.  Restrictions on Cash and Due from Bank Accounts

     The Association was required to maintain average reserve balances during the year ended June 30, 1998 and 1997 of $8,000 and $854,000, respectively, as established by the Federal Reserve Bank. The actual reserve balance at June 30, 1998 and 1997 was $16,000 and $1,200,000, respectively.

                      York Financial Corp. and Subsidiaries

4.  Securities

The following is a summary of available for sale and held to maturity securities:

                                           June 30, 1998
                              -----------------------------------------
                                           Gross       Gross
                              Amortized   Unrealized Unrealized   Fair
                                Cost        Gains      Losses    Value
                              -----------------------------------------
                                             (In Thousands)

Available for Sale:
Equity security               $    319  $     19      $  ---   $    338
U.S. Treasury and other
 U.S. Government agencies          ---    14,721          89     14,810
Mortgage-backed securities      32,411       414        (33)     32,792
                              =========================================
                              $ 47,451  $    522      $ (33)   $ 47,940
                              =========================================
Held to Maturity:
U.S. Treasury and other
 U.S. Government agencies     $  5,500  $    ---     $  (31)   $  5,469
Mortgage-backed securities         284        22         ---        306
                              -----------------------------------------
                              $  5,784  $     22     $  (31)   $  5,775
                              =========================================

                                           June 30, 1997
                              -----------------------------------------
                                           Gross       Gross
                              Amortized   Unrealized Unrealized   Fair
                                Cost        Gains      Losses    Value
                              -----------------------------------------
                                           (In Thousands)

Available for Sale:
U.S. Treasury and other
 U.S. Government agencies     $  6,075  $     27     $   (7)   $  6,095
Mortgage-backed securities      53,493       473       (371)     53,595
                              =========================================
                              $ 59,568  $    500     $ (378)   $ 59,690
                              =========================================

Held to Maturity:
U.S. Treasury and other
 U.S. Government agencies     $  8,590  $    ---     $ (194)   $  8,396
Mortgage-backed securities         363        23         ---        386
                              -----------------------------------------
                              $  8,953  $     23     $ (194)   $  8,782
                              =========================================

                      York Financial Corp. and Subsidiaries

     The amortized cost and fair value of securities at June 30, 1998, as presented in the following table are segregated by contractual maturity; where applicable, contractual principal amortization schedules, adjusted for annual prepayment assumptions based on consensus market forecasts, were utilized. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                           U.S. Treasury
                           and other U.S.
                             Government
                              agencies       Mortgage-backed
                             Securities         Securities          Total
                         ----------------------------------------------------
                         Amortized  Fair   Amortized  Fair   Amortized   Fair
                           Cost     Value     Cost    Value    Cost     Value
                         ----------------------------------------------------
                                                (In Thousands)

Available for Sale:
Due in one year or less  $   481 $   490 $ 10,105  $ 10,222 $ 10,586  $10,712
Due after one year
 through five years       12,102  12,141   21,629    21,870   33,731   34,011
Due afterer five years
 through ten years         2,138   2,179      570       590    2,708    2,769
Due after ten years          ---     ---      107       110      107      110
                         ----------------------------------------------------
 .                        $14,721 $14,810 $ 32,411  $ 32,792 $ 47,132  $47,602
                         ====================================================
Held to Maturity:
Due in one year or less  $   356 $   353 $     89  $     96 $    445  $   449
Due after one year
 through five years        3,563   3,549      195       210    3,758    3,759
Due after five years
 through ten years         1,581     ---      ---     1,581    1,567    1,567
                         ----------------------------------------------------
                         $ 5,500 $ 5,469 $    284  $    306 $  5,784  $ 5,775
                         ====================================================

     Securities with an amortized cost of $52,916,000 and $55,147,000 on June 30, 1998 and 1997, respectively, were pledged to secure public deposits, repurchase agreements, and for certain other purposes as required by law.

     Gross realized gains of $174,000, $0 and $397,000 and gross realized losses of $0, $0 and $39,000 were realized on sales of available for sale securities during 1998, 1997 and 1996, respectively.

     For the year ended June 30, 1997, trading securities with a fair value of $2,844,000 were transferred to securities available for sale with related losses of $35,000 included in earnings. No such transfers occurred in years ended June 30, 1998 and 1996.

                      York Financial Corp. and Subsidiaries

     In November 1995, the FASB issued a Guide to Implementation of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The guide stated that no later than December 31, 1995, an enterprise may reassess the appropriateness of the classifications of all securities held at that time and account for any resulting reclassifications at fair value. Reclassifications from the held-to-maturity category that result from this one-time reassessment will not call into question the intent of an enterprise to hold other debt securities to maturity in the future. During the quarter ended December 31, 1995, the Corporation transferred held-to-maturity securities with a fair value of $14,300,000 to available-for-sale with the resulting net unrealized gains of $29,000, net of taxes, reported as a component of stockholders' equity.

5.  Loans Receivable

Loans receivable, net are summarized as follows:

                                      June 30
                                   1998     1997
                                 -------------------
                                   (In Thousands)

First mortgage loans:
Conventional:
  Residential                  $ 680,779 $ 772,962
  Commercial                      56,047    48,443
                               -------------------
                                 736,826   821,405
Construction:
  Residential                    111,032    65,641
  Commercial                      14,258     9,967
                               -------------------
                                 125,290    75,608

Commercial business loans          3,737       496
Consumer loans                   139,040   134,487
                               -------------------
                                 142,777   134,983
Less:
Undisbursed portion of loans
  in process                      45,382    28,302
Deferred fees (expenses), net
  and unearned income              (940)     (560)
Allowance for loan losses          8,810     6,413
                               -------------------
                                  53,252    34,155

                               -------------------
                               $ 951,641 $ 997,841
                               ===================

                      York Financial Corp. and Subsidiaries

     At June 30, 1998 and 1997, nonaccrual loans totaled $0 and $950,000, respectively. When interest accrual is discontinued, all unpaid accrued interest is reversed. The interest excluded from interest income on loans on nonaccrual status amounted to $0, $430,000 and $294,000 for the years ended June 30, 1998, 1997 and 1996, respectively. For the year ended June 30, 1998, a net recovery totaling $186,000 of interest previously excluded from interest income was recognized. During the years ended June 30, 1997 and 1996, the Corporation did not receive any cash payments representing interest income on impaired loans. At June 30, 1998 and 1997, the recorded investment in loans considered to be impaired under Statement No. 114 was $0 and $725,000, respectively. The related allowance for loan losses associated with impaired loans at June 30, 1998 and 1997 was $0 and $207,000, respectively. The average recorded investment in impaired loans for the years ended June 30, 1998, 1997 and 1996 was $275,000, $1,500,000 and $1,200,000, respectively.

     The primary market area for the Association's loan originations is Pennsylvania, Maryland and Virginia.

     The commercial loan portfolio is comprised of loans secured by single family condominiums, land for development, hotel/motel/restaurant, multifamily residential, office buildings and other properties. The total commercial loan portfolio of $66,800,000 at June 30, 1998 is collateralized by properties in Pennsylvania (56%), Maryland (17%), Virginia (25%), and other (2%).

An analysis of the allowance for loan losses is as follows:

                                    Year Ended June 30
                                 1998      1997      1996
                               -----------------------------
                                      (In Thousands)

Balance at beginning of year   $ 6,413   $ 6,609  $  5,840
Provision charged to expense     3,737     2,424     2,300
Recoveries credited to             518       730       340
  allowance
Less: Loan losses charged to
  allowance                    (1,858)   (3,350)   (1,871)
                               ---------------------------
Balance at end of year         $ 8,810   $ 6,413  $  6,609
                               ===========================

     At June 30, 1998, the Association had outstanding commitments to sell $21,500,000 in loans. The Association expects to satisfy these commitments with loans currently classified as held for sale and loans originated/settled in the commitment period.

                      York Financial Corp. and Subsidiaries

6.  Mortgage Banking

The components of mortgage banking income are as follows:

                                          Year Ended June 30
                                       1998      1997      1996
                                     ------------------------------
                                            (In thousands)

Gain on sales of loans and trading
  securities                         $   2,377   $   906 $   1,583
Unrealized (loss) gain on loans and
  trading securities                      (37)       972     (943)
Loan servicing fee income, net of
  amortization                             677     1,222     1,391
Gain on sale of mortgage servicing
rights                                     740       510       496
                                     ------------------------------
                                     $   3,757     3,610     2,527
                                     ==============================

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $487,092,000, $548,202,000 and $593,166,000 at June
30, 1998, 1997 and 1996, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $7,151,000, $3,468,000, and $3,885,000 at June 30, 1998,
1997 and 1996, respectively.

The changes in the Corporation's mortgage servicing assets are as follows:

                                 Year Ended June 30
                                   1998     1997
                                 -------------------
                                  (In Thousands)

Balance at beginning of year     $ 2,704   $ 2,335
Additions                          1,414     1,195
Less:  Sales                         558       525
   Amortization                      442       301
                                 ------------------
Balance at end of year
 before valuation allowance        3,118     2,704
Valuation Allowance                (218)     (145)
                                 ------------------
Net Mortgage Servicing Assets    $ 2,900   $ 2,559
                                 ==================

     The estimated fair values of the mortgage servicing assets are $2,938,000 and $2,612,000 at June 30, 1998 and 1997, respectively. Fair value is estimated by discounting estimated future cash flows from the mortgage servicing assets stratified based on loan type and interest rate using discount rates that approximate current market rates and using current expected future prepayment rates.

     A valuation allowance is recorded where the fair value is below the carrying amount of certain mortgage servicing assets, even though the overall fair value of the mortgage servicing assets exceeds amortized cost.

                      York Financial Corp. and Subsidiaries

The changes in the Corporation's valuation allowance for mortgage servicing assets are as follows:

                                    Year Ended June 30
                                 1998     1997      1996
                               ---------------------------
                                    (In Thousands)

Balance at beginning of year   $ (145)  $  (227)  $   (28)
Provisions for impairment         (73)        54     (199)
Sales                              ---        28       ---
                               ----------------------------
Balance at end of year         $ (218)  $  (145)  $   (227)
                               ============================

7.  Real Estate

A summary of real estate is as follows:

                                             June 30
                                          1998      1997
                                       --------------------
                                          (In Thousands)

Held for investment (net of
  accumulated depreciation
  of $863,000 in 1998 and
  $1,336,000 in 1997)                  $ 2,017  $  3,217
Foreclosed assets held for sale          9,093    10,587
                                     --------------------
                                        11,110    13,804

Less:  Allowance for real estate
losses                                     116       365
                                     --------------------
                                      $ 10,994 $  13,439
                                     ====================

An analysis of the allowance for real estate losses is as follows:

                                     Year Ended June 30
                                      1998     1997     1996
                                 -----------------------------
                                       (In Thousands)

Balance at beginning of year     $    365  $    955   $   630
Provision charged to real
  estate expense                      914     1,188       603
Recoveries credited to allowance      ---         1        10
Less:  Real estate losses
  charged to allowance            (1,163)   (1,779)     (288)
                                 -----------------------------
Balance at end of year           $    116  $    365   $   955
                                 =============================

                      York Financial Corp. and Subsidiaries

8.  Premises and Equipment

A summary of premises and equipment is as follows:

                                          June 30
                                      1998      1997
                                   --------------------
                                      (In Thousands)

Land and improvements              $   4,833  $  4,785
Buildings                             12,794    11,388
Leasehold improvements                 1,709     1,301
Furniture, fixtures, and equipment    11,063     9,630
                                   --------------------
                                      30,399    27,104
Less:  Accumulated depreciation
and amortization                    (10,765)   (9,784)
                                   --------------------
                                   $  19,634 $  17,320
                                   ====================

     In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Corporation records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the years ended June 30, 1998 and 1997, the Corporation did not have any long-lived assets considered to be impaired.

9.  Investments in and Advances to Joint Ventures

     The Corporation is a partner in an unconsolidated joint venture in which its ownership percentage is less than 20%. The Corporation's investment in this joint venture is accounted for under the equity method of accounting. At June 30, 1998 and 1997, the carrying value of this investment was approximately $4,157,000 and $3,863,000. The Corporation's share of the venture's net income for the year ended June 30, 1998, 1997 and 1996 is $1,490,000, ($297,000) and $979,000, respectively.

     Subsidiaries of the Corporation are partners in various joint ventures for the purpose of acquiring and developing real property for ultimate resale or for management of the resulting income-producing property. In addition, the Association is a limited partner in several partnerships designed to generate federal rehabilitation tax credits by acquiring, renovating, operating and leasing qualified low income housing and historic properties. At June 30, 1998 and 1997, aggregate net equity investment in these ventures approximated $1,522,000 and $1,443,000, respectively. The Corporation's share of the ventures' net loss of $79,000 for the year ended June 30, 1998 and net income of $179,000 and $254,000 for the years ended June 30, 1997 and June 30, 1996 (which approximates 50% for all three years) is included in operations under the equity method of accounting.

                      York Financial Corp. and Subsidiaries

10.  Deposits

Deposits are summarized as follows:

                                June 30
                           1998        1997
                         ---------------------
                           (In Thousands)

Demand and savings
  accounts:

  Noninterest-bearing    $   15,497   $ 12,094
  NOW accounts               99,491     92,300
  Savings accounts           64,189     71,752
  Money market accounts     267,515    216,901
                         ---------------------
                            446,692    393,047
Certificate accounts        619,085    600,059
                         ---------------------
                         $1,065,777 $  993,106
                         =====================

     At June 30, 1998 the scheduled maturities of certificate accounts for the succeeding five fiscal years are as follows: 1999-$317,611,000;
2000-$143,300,000; 2001-$114,711,000; 2002-$25,397,000; 2003-$10,630,000 and
thereafter-$7,436,000.

     The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $85,608,000 and $77,681,000 at June 30, 1998 and 1997, respectively.

                      York Financial Corp. and Subsidiaries

11.  Federal Home Loan Bank (FHLB) Advances and Other Borrowings

Borrowings consist of the following:

                                                       June 30
                                                  1998        1997
                                                --------------------
                                                 (In Thousands)

FHLB advances payable to FHLB Pittsburgh, secured by all FHLB stock and certain first mortgage loans:

    Short-term advances:
      Due July 1, 1997,  5.87%                  $    ---   $ 20,000
                                                -------------------
                                                     ---     20,000
    Convertible advance:
      Due 2002, 5.46%                             25,000     25,000

    Other advances:
      Due 2008,  2.00%                               297        309
      Due 2023,  4.25%                               517        ---
                                                -------------------
                                                  25,814     45,309
                                                -------------------
Other borrowings:
  Advance to ESOP
    Due 2004, prime plus .75%                        795        927

  Repurchase agreement:
    Due July 1, 1998,  4.09% - 4.69%               1,252        ---
                                                -------------------
                                                $ 27,861   $ 46,236
                                                ===================

     Maturities of FHLB advances and other borrowings are as follows:
1999-$26,408,000; 2000-$157,000; 2001-$158,000; 2002-$159,000; 2003-$160,000;
thereafter-$819,000. The convertible advance of $25,000,000, due in the year 2002, is a five-year fixed rate advance which the FHLB has the option of converting to a LIBOR adjustable rate advance quarterly. Upon conversion, management has the right to exercise a return option to the FHLB with no prepayment penalty. Accordingly, this amount is included in the 1999 maturities based on the next conversion date.

     The FHLB of Pittsburgh has an established credit policy which permits the Association to borrow amounts up to twenty times the amount of the Association's holding of FHLB stock at negotiated interest rates. At June 30, 1998, additional borrowings available under this policy were approximately $133,712,000. The Association may increase its borrowings over amounts currently available by purchasing additional FHLB stock.

     The Association has a credit agreement with the Federal Reserve Bank of Philadelphia whereby the Association can borrow to meet short-term liquidity requirements in amounts up to approximately $7,729,000. Mortgage loans in the amount of $8,588,000 are held in safekeeping by the Federal Reserve Bank to collateralize borrowings under this credit agreement. At June 30, 1998 there were no borrowings under this credit agreement.

PAGE

                      York Financial Corp. and Subsidiaries

     During 1994, the Corporation on behalf of the Employee Stock Ownership Trust arranged for a loan in the amount of $1,325,000 payable in equal annual installments of $132,500 plus interest at prime plus .75% for a period of 10 years. The final maturity will be March 31, 2004. The proceeds were used to acquire shares of the Corporation's stock for the benefit of the corporate sponsored employee stock ownership plan (See note 13).

12.  Income Taxes

The provision for income taxes in the consolidated statements of income consists of the following:

                                           Year Ended June 30
                                         1998     1997      1996
                                     -----------------------------
                                            (In Thousands)

Current:
      Federal                        $  5,792  $  2,501  $  3,877
      State                               800       527       995
                                     -----------------------------
                                        6,592     3,028     4,872
Deferred:
      Federal                           (795)       901     1,568
      State                                 2      (54)        72
                                     -----------------------------
                                        (793)       847     1,640
                                     -----------------------------
Total provision for income taxes     $  5,799  $  3,875  $  6,512
                                     =============================

     The provision for income taxes includes $394,000, $253,000 and ($163,000) in 1998, 1997 and 1996, respectively, of applicable income taxes related to gains (losses) on sales of securities of $1,044,000, $670,000 and ($418,000), respectively.

Income tax expense for the Corporation is different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

                                       Percentage of Income
                                       Before Income Taxes
                               -----------------------------------
                                        Year Ended June 30
                                    1998       1997        1996
                               -----------------------------------
Income tax expense at federal
  statutory rate                    35.0 %      35.0 %     35.0 %
Tax-exempt income                  (0.1)       (0.1)      (0.2)
State income taxes, net of
  federal benefit                    3.3         2.8        4.1
Federal tax credits                (0.6)       (2.1)        ---
Other                              (0.9)       (0.2)      (0.3)
                               -----------------------------------
Effective tax rate                  36.7 %      35.4 %     38.6 %
                               ===================================

                      York Financial Corp. and Subsidiaries

     The Corporation made income tax payments of $5,912,000, $3,404,000, and $5,949,000 during 1998, 1997, and 1996, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 are as follows:

                                1998      1997
                            -----------------------
                                (In Thousands)
Deferred tax assets:
   Bad debt                 $  3,102  $  2,399
   Securities valuation
     adjustment                   57       ---
   Other                       1,541     1,435
                           --------------------
    Total gross deferred
     tax assets                4,700     3,834
                           --------------------
Deferred tax liabilities:
   Deferred loan expenses        297       188
   Depreciation and
    amortization                 549       495
   Joint ventures                549       502
   Securities valuation
    adjustment                   ---       663
   Servicing rights            1,114       768
   Other                       1,213       904
                          ---------------------
    Total gross deferred
     tax liabilities           3,722     3,520
                          ---------------------
    Net deferred tax
     asset                $      978  $    314
                          =====================

     As required by FASB Statement No. 109, the Corporation has determined that a valuation reserve for the net deferred tax asset is not required since it is more likely than not that the net deferred tax asset can be principally realized through carryback to taxable income in prior years and future reversals of existing taxable temporary differences.

13.  Employee Stock Ownership Plan and Pension Plan

     The Corporation sponsors an employee stock ownership plan (ESOP) which provides all eligible employees an opportunity to share in the ownership of the Corporation's common stock. The ESOP generally acquires shares of common stock with contributions made to the ESOP. Expenses related to ESOP contributions amounted to $395,000, $346,000 and $372,000 in 1998, 1997 and
1996, respectively. In May 1994, the ESOP borrowed $1,325,000 and acquired 106,240 shares (as adjusted for subsequent stock dividends) of the Corporation's common stock to be released and allocated to eligible employees as the borrowing is repaid. In accordance with the provisions of AICPA Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans", the borrowing is reflected as a liability and the related shares as a contra equity account, unearned ESOP shares, on the Corporation's consolidated balance sheet. At June 30, 1998 and 1997, the ESOP debt outstanding was $795,000 and $927,000 and the fair value of related shares (72,505 and 83,271, respectively, including shares acquired through the dividends paid on unearned ESOP shares) was $1,514,000 and

                      York Financial Corp. and Subsidiaries

$1,324,000. The Corporation has committed to make contributions sufficient to provide for ESOP debt service requirements.

     The Corporation and its subsidiaries have a noncontributory pension plan covering all eligible employees. The benefits are based on the employee's compensation and years of service. The Corporation's funding policy is to contribute amounts required under ERISA.

The following table sets forth the pension plan's funded status and amounts recognized in the Corporation's consolidated financial statements.

                                                  June 30
                                              1998      1997
                                            -------------------
                                              (In Thousands)

Fair value of plan assets                   $  6,884  $  5,450

Actuarial present value of benefit
 obligations:
   Vested                                      5,394     4,428
   Nonvested                                     216       158
                                            -------------------
Accumulated benefit obligation                 5,610     4,586
Effect of projected future salary increase       672       555
                                            -------------------
Projected benefit obligation                   6,282     5,141
Plan assets in excess of projected benefit
  obligation                                     602       309
Unrecognized net asset at transition           (295)     (345)
Unrecognized prior service costs                 171       193
Unrecognized net loss                            408       514
                                            -------------------
Prepaid pension expense                     $    886   $   671
                                            ===================

     Plan assets include investments in York Financial Corp.'s stock with fair value of $999,000 and $742,000 in 1998 and 1997, respectively, and debt and equity funds.

Net pension cost included the following components:

                                       Year Ended June 30
                                      1998     1997     1996
                                -----------------------------
                                         (In Thousands)

Service cost-benefits earned
  during the period             $      385      358       312
Interest cost on projected
  benefit obligation                   388      345       283
Actual return on plan assets       (1,178)    (843)     (356)
Net amortization and deferral          652      484       (5)
                                -----------------------------
Net periodic pension cost       $      247      344       234
                                =============================

                      York Financial Corp. and Subsidiaries

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.0% and 4.0%, respectively, at June 30, 1998, 7.5% and 4.5%, respectively, at June 30, 1997 and 7.5% and 5.0%, respectively, at June 30, 1996. The expected long-term rate of return on plan assets in 1998, 1997, and 1996 was 9.0%.

14.  Stockholders' Equity

     Retained earnings of the Association includes $14,470,000 of accumulated earnings for which no provision for federal income tax has been made. The amount represents deductions for bad debt reserve for tax purposes only which were allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 passed on August 20, 1996 eliminates the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code section 593(e), if the Association itself redeems its shares, pays a cash dividend in excess of earnings and profits, or liquidates.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of tangible, core and risk-based capital as defined in the regulations. At June 30, 1998, the Association meets all capital adequacy requirements to which it is subject.

     At June 30, 1998, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since that notification that management believes have changed the Association's category.

                      York Financial Corp. and Subsidiaries

The following table sets forth OTS capital requirements as compared to the capital position of the Association as of June 30, 1998 and 1997:

                                                                To be well
                                                            Capitalized Under
                                           For Capital      Prompt Corrective
                        Actual         Adequacy Purposes    Action Provisions
                    ---------------------------------------------------------
                                       Minimum Required      Minimum Required
                    Amount    Ratio    Amount     Ratio      Amount    Ratio
                    ------------------------------------    -----------------
As of June          (Dollars In Thousands)
  30, 1998:

Tangible capital    $ 93,439    7.7%   $ 18,273    1.5%        N/A      N/A

Tier 1 (core)
  capital             93,439    7.7%     48,727    3.0%      60,904    5.0%

Tier 1 risk-based
  capital             93,439   12.0%      N/A      N/A       46,732    6.0%

Total risk-based
  capital            102,102   13.1%     62,310    8.0%      77,887   10.0%

                                                                To be well
                                                            Capitalized Under
                                              For Capital   Prompt Corrective
                        Actual         Adequacy Purposes    Action Provisions
                    ---------------------------------------------------------
                                       Minimum Required      Minimum Required
                    Amount    Ratio    Amount     Ratio      Amount    Ratio
                    ------------------------------------    -----------------
As of June          (Dollars In Thousands)
  30, 1997:

Tangible capital   $ 86,207     7.5%  $ 17,290      1.5%       N/A      N/A

Tier 1 (core)
  capital            86,207     7.5%    34,581      3.0%     57,635     5.0%

Tier 1 risk-based
  capital            86,207    11.1%      N/A       N/A      46,429     6.0%


Total risk-based
  capital            92,473    12.0%    61,906      8.0%     77,382    10.0%

The Association may make dividend distributions to the Corporation up to 100% of its net income in the calendar year plus an amount that would reduce its surplus risk-based capital ratio at the beginning of the calendar year by one-half. At June 30, 1998 and 1997, the total allowable dividend distribution was $20,197,000 and $16,988,000.

                      York Financial Corp. and Subsidiaries

15.  Stock Option Plans

The Corporation has reserved 1,676,363 shares of common stock for options granted or available for grant to certain directors and officers under the Incentive Stock Option Plans and the Non-Incentive Stock Option Plans (Plans), as amended. Options granted under the Incentive Stock Option Plans become exercisable over periods of five to eight years on a cumulative basis, beginning on the date of grant, and expire ten years after the date of grant. Options granted under the Non-Incentive Stock Option Plans become exercisable over periods determinable at the date of grant and expire ten years after the date of grant. Options under the Plans are granted at prices not less than 100% of the fair market value at the date of option grant. In case of termination of employment, options and grants not yet exercisable are subject to the risk of forfeiture.

Under the Plans, the Corporation may also grant stock appreciation rights, either singly or in tandem with stock options. No stock appreciation rights were outstanding at June 30, 1998 and 1997.

Stock options transactions, adjusted for stock dividends, under the Plans were as follows:

                                            Year Ended June 30
                         1998    Weighted   1997    Weighted   1996   Weighted
                                 Average            Average            Average
                                 Exercise           Exercise          Exercise
                                  Price              Price              Price
                         -----------------------------------------------------

Options outstanding at
  beginning of year     1,100,806  $ 8.66  1,359,523 $ 7.72  1,136,235  $ 7.16
Options granted at
  $9.44 to $20.60 per
  share                   117,029   20.48     54,781  13.36    257,731   12.31
Options exercised at
  $3.95 to $13.09 per   (122,863)    7.35  (302,911)   6.73   (19,318)    6.87
  share
Options forfeited         (4,125)   11.01   (10,587)  10.25   (15,125)   10.25
                       ----------          ---------         ---------
Options outstanding
  at end of year        1,090,847   10.13  1,100,806   8.66  1,359,523    7.72
                       ==========          =========         =========
Options available for
  grant at June 30        585,516
                       ==========
Options exercisable at
  June 30 at $3.95
  to $20.60 per share     963,542    9.25    998,511   8.40  1,216,723    7.42
                       ==========          ==========        =========

The weighted average remaining contractual life of outstanding options at June 30, 1998 was 4.8 years. The weighted average grant-date fair value of options granted during 1998, 1997 and 1996 was $4.42, $3.39 and $3.71, respectively. The Corporation uses the Black-Scholes Option Pricing Model to calculate the grant-date fair value. The following significant assumptions were used to calculate the estimated fair value of the options granted:

                                  June 30
                           1998     1997      1996
                        -----------------------------

Risk free interest rate   5.470%   6.625%    5.875%
Expected life             4 years  4 years   3 years
Expected volatility       30.3%     21.7%     21.7%
Expected dividends         2.5%     3.37%     3.37%

                      York Financial Corp. and Subsidiaries

                  Notes to Consolidated Financial Statements


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

     Under Opinion No. 25, because the exercise price of the Corporation's stock options equals the market value of the underlying stock on the date of grant, no compensation expense was recognized. If the fair value method had been used to measure compensation expense, the Corporation's net income and earnings per share would be the pro forma amounts indicated below:

                              Year Ending June 30
                            1998     1997      1996
                         -----------------------------
                          (In Thousands, Except Per
                                 Share Data)
Net Income
     As reported          $10,015   $ 7,087   $10,343
     Pro forma              9,848     7,053    10,328

Earnings Per Share
     As reported             1.14      0.83      1.26
     Pro forma               1.12      0.83      1.26

Earnings Per Share
   Assuming Dilution
      As reported            1.06      0.79      1.19
      Pro forma              1.05      0.79      1.19

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options granted.

                      York Financial Corp. and Subsidiaries

16.  York Financial Corp. (Parent Company Only) Financial Information

Balance Sheets                          June 30
--------------                       1998      1997
                                  -------------------
ASSETS                               (In Thousands)
Cash                              $  5,266  $   4,750
Securities                             338        ---
Loan receivable, net                 2,382      2,376
Prepaid expenses and other assets      127         57
Investment in joint venture          4,157      3,863
Investments in subsidiaries:
  York Federal Savings and Loan
    Association                     94,190     86,660
  Other                              4,095      4,058
                                 ---------------------
Total investments in subsidiaries   98,285     90,718
                                 ---------------------
                                 $ 110,555   $101,764
                                 =====================
Liabilities
Other borrowings                 $     795        927
Accrued expenses and other
  liabilities                          535        754
Stockholders' equity               109,225    100,083
                                 ---------------------
                                 $ 110,555   $101,764
                                 =====================

Statements of Income                          Year Ended June 30
--------------------                       1998     1997      1996
                                        -----------------------------
Dividend income:                               (In Thousands)
  York Federal Savings and Loan
    Association                         $  1,870     2,630     1,798
  Other                                       37        29       178
Interest Income                              485       387       386
Gain on sales of real estate                  16        14       841
Income (loss) from joint venture           1,490     (297)       979
Other Income                                  10         7        46
                                        -----------------------------
                                           3,908     2,770     4,228
Other expenses                               659       612       709
                                        -----------------------------

Income before equity in undistributed
  net income of subsidiaries and income
  taxes                                    3,249     2,158     3,519
Equity in undistributed net income
  (loss) of subsidiaries:
    York Federal Savings and Loan          7,303     3,991     7,476
      Association
    Other                                     12       732       (1)
                                        -----------------------------
Income before income taxes                10,564     6,881    10,994
Provision for income taxes (benefit)         549     (206)       651
                                        -----------------------------
Net Income                              $ 10,015  $ 7,087   $ 10,343
                                        =============================

                      York Financial Corp. and Subsidiaries

                                        Year Ended June 30
                                     1998      1997      1996
                                   -----------------------------
Statements of Cash Flows                 (In Thousands)
------------------------
Operating activities
Net income                         $ 10,015  $  7,087  $ 10,343
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
    Equity in undistributed net
      income of subsidiaries        (7,315)   (4,723)   (7,475)
    Other                           (1,254)       713   (1,252)
                                   -----------------------------
Net cash provided by operating
  activities                          1,446     3,077     1,616

Investing Activities
Purchase of securities available
  for sale                            (320)       ---       ---
Loans orginated or acquired             ---      (33)     (684)
Principal collected on loans             28        16        53
Purchase of equipment                   ---       ---      (26)
Distribution from joint venture       1,196       ---       ---
Increase in investments in
  subsidiaries                         (25)     (322)   (1,048)
Decrease in investment in
  real estate                           ---       ---       848
                                   -----------------------------
Net cash provided by (used in)
  investing activities                  846   (1,016)     (147)

Financing activities
Issuance of common stock:
   Dividend Reinvestment Plan         2,330     2,133     1,718
   Stock Option Plans                   163       561        96
Cash dividends paid                 (4,419)   (3,919)   (3,381)
Cash in lieu of fractional shares      (21)      (22)      (20)
Release of ESOP shares                  132       133       133
Other                                    39      (93)     (116)
                                   -----------------------------
Net cash used in financing
  activities                        (1,776)   (1,207)   (1,570)
                                   -----------------------------
Increase (decrease) in cash             516       854     (101)
Cash at beginning of year             4,750     3,896     3,997
                                   -----------------------------
Cash at end of year                $  5,266   $ 4,750  $  3,896
                                   =============================

                      York Financial Corp. and Subsidiaries

17.  Financial Instruments with Off-balance Sheet Risk

     The Association is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.

Financial instruments with off-balance sheet risk are summarized as follows:

                                      June 30
                                   1998      1997
                                --------------------
                                  (In Thousands)

Commitments to extend credit:
  Loan origination commitments:

    Fixed interest rates        $ 21,085  $ 20,739
    Variable interest rates       12,264     3,688
                               --------------------
                                  33,349    24,427
    Unused home equity lines      50,672    49,972
      of credit
    Unused unsecured lines of      7,025     1,136
      credit
                               --------------------
                                $ 91,046  $ 75,535
                               ====================
Standby letters of credit       $  2,744     1,545
                               ====================
Loans sold with recourse        $ 35,701  $ 44,455
                               ====================

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

     The Association has sold loans to the Federal National Mortgage Association (FNMA) which include certain recourse provisions for the life of the loans whereby the Association is required to repurchase the buyer's interest in individual loans on which foreclosure proceedings have been completed. The Association does not believe that its recourse obligations subject it to material risk of loss in the future. There were no sales of loans with recourse in fiscal years ending June 30, 1998 and 1997.

                      York Financial Corp. and Subsidiaries

18.  Fair Value of Financial Instruments

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

                      York Financial Corp. and Subsidiaries

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

FHLB Advances and Other Borrowings

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

                      York Financial Corp. and Subsidiaries

The Corporation's estimated fair values of financial instruments based on assumptions disclosed above are as follows:

                                             June 30
                               1998                1997
                             ----------------------------------------
                             Carrying    Fair    Carrying    Fair
                              Amount     Value    Amount     Value
                             ----------------------------------------
                                         (In Thousands)

Cash and Due from banks -
Noninterest and interest-
  earning                    $ 144,547 $ 144,547  $ 23,139  $ 23,139
Loans held for sale             17,534    17,534     4,882     4,882
Securities held for trading        ---       ---     7,158     7,158
Securities available for sale   47,940    47,940    59,690    59,690
Securities held to maturity     13,760    13,752    16,860    16,689
Loans:
  Residential                  753,627   760,074   815,275   817,089
  Commercial                    66,844    67,212    53,932    54,256
  Consumer                     139,040   139,564   134,487   132,730
                             ----------------------------------------
Total Gross Loans              959,511   966,850 1,003,694 1,004,075
Other Financial Assets           2,862     2,887     2,484     2,510
Noninterest-bearing deposits    15,497    15,497    12,094    12,094
NOW accounts                    99,491    99,491    92,300    92,300
Savings accounts                64,189    64,189    71,752    71,752
Money market accounts          267,515   267,515   216,901   216,901
Certificates of deposit        619,085   629,394   600,059   608,168
                             ----------------------------------------
Total Deposits               1,065,777 1,076,086   993,106 1,001,215
FHLB Advances and other
borrowings                      27,861    27,715    46,236    46,115

Off-balance-sheet financial
instruments:
Commitments to extend
  credit                              $    (250)          $    (118)
Standby letters of credit                   (52)                (23)


19.  Commitments and Contingencies

     In the ordinary course of business, the Corporation has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements. In addition, the Corporation is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Corporation.
                                   55

                 SUPPLEMENTARY CONSOLIDATED FINANCIAL DATA

Summaries of consolidated results of operations on a quarterly basis for the years ended June 30, 1998 and June 30, 1997 are as follows:

                                        Three Months Ended
                         September 30  December 31  March 31   June 30
                         -----------------------------------------------
                                           (Unaudited)

     FISCAL YEAR 1998      (Dollars in Thousands, Except per Share Data)
     ----------------

Interest income          $ 22,166       22,271       22,023    22,106
Interest expense           13,025       12,969       12,757    13,093
                         ---------------------------------------------
Net interest income         9,141        9,302        9,266     9,013
Provision for loan losses     753        1,060          716     1,208
                         ---------------------------------------------
Net interest income after
  provision for loan
  losses                    8,388        8,242        8,550     7,805
Other income                2,095        3,311        2,577     2,169
Other expenses              6,424        6,768        7,594     6,537
Income tax expense          1,626        1,874        1,297     1,002
                         ---------------------------------------------
Net income               $  2,433    $   2,911    $   2,236 $   2,435
                         =============================================
Per share data:
Net income               $   0.28    $    0.33    $    0.25 $    0.28
                         =============================================
Net income-assuming
  dilution               $   0.26    $    0.31    $    0.24 $    0.26
                         =============================================
Cash dividends paid      $   0.12    $    0.12    $    0.13 $    0.13
                         =============================================

        FISCAL YEAR 1997
        ----------------

Interest income          $ 21,380    $  22,078    $  22,109 $  22,074
Interest expense           12,650       13,201       12,926    13,011
                         ---------------------------------------------
Net interest income         8,730        8,877        9,183     9,063
Provision for loan losses     903          903          370       248
                         ---------------------------------------------
Net interest income
  after provision for
  loan losses               7,827        7,974        8,813     8,815
Other income                  992        2,510        2,855     2,339
Other expenses             11,396        5,743        6,650     7,374
Income tax expense          (984)        1,871        1,968     1,020
                         ---------------------------------------------
Net income               $(1,593)    $   2,870    $   3,050 $   2,760
                         =============================================
Per share data:
Net income               $ (0.19)    $    0.34    $    0.36 $    0.32
                         =============================================
Net income-assuming
  dilution               $ (0.18)    $    0.32    $    0.34 $    0.30
                         =============================================

Cash dividends paid      $  0.109    $   0.109    $   0.120 $   0.120
                         =============================================
 All per share data is adjusted for stock dividends and splits effected through June 30, 1998.

DIRECTORS AND OFFICERS

YORK FINANCIAL CORP.                     YORK FINANCIAL CORP. AND
EXECUTIVE OFFICERS                       YORK FEDERAL SAVINGS AND
                                         LOAN ASSOCIATION
Thomas W. Wolf                           DIRECTORS
Chairman of the Board
                                         Cynthia A. Dotzel, CPA
Robert W. Pullo                          Dotzel and Company, Inc.
President and Chief Executive Officer    Certified Public Accountants

Robert A. Angelo, Esq.                   Robert W. Erdos
Executive Vice President                 Owner
Secretary/General Counsel                Stomp Off Records

James H. Moss, CPA                       Randall A. Gross
Senior Vice President                    President
Chief Financial Officer/Treasurer        RG Industries

Robert C. Herzberger                     Paul D. Mills
Senior Vice President                    Owner
                                         Willow Tree Farms

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

                                         DIRECTORS EMERITI

                                         Paul W. Moyer

                                         Hiram L. Wiest, M.D.

                                         William T. Wolf
                                         Chairman of the Board Emeritus

DIRECTORS AND OFFICERS


YORK FEDERAL SAVINGS AND                    ADMINISTRATIVE SERVICES GROUP
LOAN ASSOCIATION
EXECUTIVE OFFICERS                          James H. Moss, CPA
                                            Executive Vice President
Robert W. Pullo                             Group Leader
Chairman of the Board and                   Chief Financial Officer/Treasurer
Chief Executive Officer
                                            Craige L. Smith, Jr.
Robert A. Angelo                            Senior Vice President
President and Chief Operating Officer       Support Services Division

                                            Meta S. Palmer, CPA
MORTGAGE BANKING GROUP                      Vice President, Controller

Robert H. Boyer
Senior Vice President                       CORPORATE SERVICES GROUP
Mortgage Origination Division
                                            Rebecca S. McClure, Esq.
William E. Groft                            Senior Vice President
Senior Vice President                       Group Leader
Residential Mortgage Processing Division    Secretary/General Counsel

Eleanor R. Connolly                         Sharon L. Luker
Vice President                              Vice President
Residential Mortgage Underwriting           Human Resources Division
Division

Carol M. Hinkle                             BUSINESS BANKING GROUP
Vice President
Lancaster Mortgage Origination Center       Harry M. Zimmerman
                                            Executive Vice President
Robert J. Matulevich                        Group Leader
Vice President
Correspondent Lending Center                Blair E. Ansell
                                            Vice President
Sharon A. Tapp                              Relationship Manager
Vice President
York Mortgage Origination Center            Michael C. Rose
                                            Vice President
                                            Relationship Manager
RETAIL BANKING GROUP

Lynn D. Kramer-Crenshaw                     ADDITIONAL VICE PRESIDENTS
Executive Vice President
Group Leader                                Robert C. Herzberger
                                            Senior Vice President
Miles C. Baxter                             Chief Economist and Portfolio
Vice President                              Manager
Branch Banking Division
                                            Dawn C. Paul, CBA
Michael J. McClure                          Vice President
Vice President                              Auditor
Product Sales Division

CORPORATE ORGANIZATION AND INFORMATION

SUBSIDIARIES OF                         CORPORATE INFORMATION
YORK FINANCIAL CORP.
                                        Corporate Headquarters
York Federal Savings and                101 South George Street
Loan Association                        York, Pennsylvania 17401
Robert W. Pullo
Chairman of the Board and               Independent Auditors
Chief Executive Officer                 Ernst & Young LLP
                                        One North Charles
Robert A. Angelo, Esq.                  Baltimore, Maryland 21201
President and Chief Operating Officer
                                        Special Counsel
York Financial Investment Corp.         Breyer & Aguggia LLP
A Subsidiary of York Federal            1300 I Street, N.W.
James H. Moss, CPA                      Suite 470 East
President and Chief Executive Officer   Washington, D.C. 20005

Y-F Service Corp.                       Transfer Agent and Registrar
Harry A. Lloyd                          American Stock Transfer and Trust Co.
President and Chief Executive Officer   40 Wall Street
                                        46th Floor
New Service Corp.                       New York, New York 10005
Harry A. Lloyd
President and Chief Executive Officer   10-K Information
                                        A copy of Form 10-K as filed with the
Lenders Support Group, Inc.             Securities and Exchange Commission
Harry A. Lloyd                          will be furnished without charge to
President and Chief Executive Officer   stockholders of record on September 8,
                                        1998, upon written request to James H.
First Capital Brokerage Services, Inc.  Moss, Senior Vice President, York
Kenneth P. Fetrow                       Financial Corp., 101 South George
President and Chief Executive Officer   Street, P.O. Box 15068, York,
                                        Pennsylvania 17405.
First Capital Insurance Services, Inc.
Kenneth P. Fetrow                       Annual Meeting
President and Chief Executive Officer   The Annual Meeting of the stockholders
                                        of York Financial Corp. will be held
                                        on Wednesday, October 28, 1998, at
                                        3:00 p.m., at the Yorktowne Hotel,
                                        48 East Market Street, York,
                                        Pennsylvania 17401.

                                        York Financial Corp. is an Equal
                                        Opportunity Affirmative Action
                                        Employer.

YORK FEDERAL OFFICES


Main Office                               Cumberland County, Pennsylvania

101 South George Street, York,            269 Penrose Place, Carlisle
Pennsylvania                              Teresa F. Kline, Assistant Vice
Joye E. Matysek, Assistant Vice President President

                                          1160 Walnut Bottom Road, Carlisle
York County, Pennsylvania                 Teresa F. Kline, Assistant Vice
                                          President
2690 South Queen Street
Matthew J. Forry, Assistant Vice          798 East Simpson Street,
President                                 Mechanicsburg
                                          Alisa L. Kiehl, Assistant Vice
100 North Northern Way, York              President
Wendy J. Spangler, Assistant Vice
President                                 75 Zimmerman Drive, Camp Hill
                                          Alisa L. Kiehl, Assistant Vice
Haines Acres Shopping Center, York        President
Victoria A. Schofield, Assistant Vice
President                                 Dauphin County, Pennsylvania

1940 Carlisle Road, York                  1123 West Governor Road, Hershey
Andrea R. Geier, Assistant Vice President Debra E. Dupler, Assistant Vice
                                          President
1442 Bannister Street, York
Fred L. Landis II, Assistant Vice         Lancaster County, Pennsylvania
President
                                          1758 Oregon Pike, Lancaster
880 West Broadway, Red Lion               Jay E. Lowman, Assistant Vice
Kay M. Vannoy, Assistant Vice President   President

1 North Main Street, Shrewsbury
Laurie A. Blevins, Assistant Vice         Harford County, Maryland
President
                                          1816 Emmorton Road, Bel Air
201 Dart Drive, Hanover                   Charlotte D. Smith, Assistant
Tammy L. Ford, Assistant Vice President   Vice President

1781 West Market Street, York             2006 Rock Spring Road, Forest Hill
Fred L. Landis II, Assistant Vice         Charlotte D. Smith, Assistant Vice
President                                 President

499 Tyler Run Road, York
Margarette A. Sboray, Assistant Vice
President

4157 North George Street, Manchester
Tammy A. Schopf-Smith, Assistant Vice
President

3995 East Market Street, York
Victoria R. Hopwood, Assistant Vice
President

1700 Baltimore Pike, Hanover
Tammy L. Ford, Assistant Vice
President

39 Hanover Street, Spring Grove
Ruth L. Shaffer, Assistant Vice
President


Web site:  www.yorkfed.com

                            EXHIBIT 21

                  Subsidiaries of the Registrant


                                          Percentage     Jurisdiction or
Subsidiaries (1)                            Owned     State of Incorporation
----------------                            -----     ----------------------

York Federal Savings and Loan Association   100%      Federally chartered
York Financial Investment Corp. (2)         100%      Delaware
Advanced Real Estate Associates, Inc.(2)    100%      Pennsylvania
Residential Mortgage Corp. (2)              100%      Pennsylvania
Y-F Service Corp.                           100%      Pennsylvania
New Service Corp.                           100%      Pennsylvania
Lenders Support Group, Inc.                 100%      Pennsylvania
First Capital Brokerage Services, Inc.      100%      Pennsylvania
First Capital Insurance Agency, Inc.        100%      Maryland

------------
(1) The operations of the Corporation's subsidiaries are included in the Corporation's consolidated financial statements.
(2) A wholly-owned subsidiary of York Federal Savings and Loan Association at June 30, 1998.

                            EXHIBIT 23

                 Consent of Independent Auditors

                Exhibit 23 - Consent of Independent Auditors


We consent to the incorporation by reference in this Annual Report (Form 10-K) of York Financial Corp. of our report dated July 15, 1998, included in the 1998 Annual Report to Stockholders of York Financial Corp.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-87300) pertaining to the 1994 Stock Option Plan of York Financial Corp., the Registration Statement (Form S-8 No. 333-40887) pertaining to the 1997 Stock Option Plan of York Financial Corp., and the Registration Statement (Form S-3 No. 333-40885) pertaining to the York Financial Corp. Dividend Reinvestment and Stock Purchase Plan of our report dated July 15, 1998, with respect to the consolidated financial statements incorporated herein by reference, in this Annual Report (Form 10-K) of York Financial Corp.

                                 /s/ERNST & YOUNG LLP
                                 -----------------------
                                 ERNST & YOUNG LLP


Baltimore, Maryland
September 22, 1998

                            Exhibit 27

                     Financial Data Schedule

This schedule contains financial information extracted from the consolidated financial statements of York Financial Corp. for the year ended June 30, 1998 and is qualified in its entirety by reference to such financial statements.

               Financial Data
              as of or for the year
Item Number   ended June 30, 1998   Item Description
-----------   --------------------- ----------------
         (In thousands except per share)

9-03 (1)               17,934       Cash and due from Banks
9-03 (2)              126,613       Interest-bearing deposits
9-03 (3)                   --       Federal funds sold - purchased securities
                                       for resale
9-03 (4)                   --       Trading account assets
9-03 (6)               65,474       Investment and mortgage backed securities
                                       held for sale
9-03 (6)                5,784       Investment and mortgage backed securities
                                       held to maturity - carrying value
9-03 (6)                5,775       Investment and mortgage backed securities
                                       held to maturity - market value
9-03 (7)              960,451       Loans
9-03 (7)(2)              8810       Allowance for losses
9-03 (11)           1,229,268       Total assets
9-03 (12)           1,065,777       Deposits
9-03 (13)              32,495       Short-term borrowings
9-03 (15)              21,771       Other liabilities
9-03 (16)                  --       Long-term debt
9-03 (19)                  --       Preferred stock - mandatory
                                       redemption
9-03 (20)                  --       Preferred stock - no mandatory
                                       redemption
9-03 (21)               8,968       Common stocks
9-03 (22)             100,257       Other stockholders' equity
9-03 (23)           1,229,268       Total liabilities and stockholders'equity
9-04 (1)               80,893       Interest and fees on loans
9-04 (2)                5,388       Interest and dividends on investments
9-04 (4)                2,285       Other interest income
9-04 (5)               88,566       Total interest income
9-04 (6)               49,744       Interest on deposits
9-04 (9)               51,844       Total interest expense
9-04 (10)              36,722       Net interest income
9-04 (11)               3,737       Provision for loan losses
9-04 (13)(h)              174       Investment securities gains/(losses)
9-04 (14)              27,323       Other expenses
9-04 (15)              15,814       Income/loss before income tax
9-04 (17)              10,015       Income/loss before extraordinary items
9-04 (18)                  --       Extraordinary items, less tax
9-04 (19)                  --       Cumulative change in accounting
                                       principles
9-04 (20)              10,015       Net income or loss

9-04 (21)                1.14       Earnings per share - primary
9-04 (21)                1.06       Earnings per share - fully diluted
I.B. 5                   3.33       Net yield - interest earning assets -
                                       actual
III.C.1. (a)               --       Loans on non-accrual
III.C.1. (b)           15,681       Accruing loans past due 90 days or more
III.C.2. (c)               --       Troubled debt restructuring
III.C.2                    --       Potential problem loans
IV.A.1                  6,413       Allowance for loan loss - beginning
                                       of period
IV.A.2                  1,858       Total chargeoffs
IV.A.3                    518       Total recoveries
IV.A.4                  8,810       Allowance for loan loss - end of period
IV.B.1                  4,970       Loan loss allowance allocated to
                                       domestic loans
IV.B.2                     --       Loan loss allowance allocated
to                                     foreign loans
IV.B.3                  3,840       Loan loss allowance - unallocated