Form 10-Q
period 1998-09-30
YORK FINANCIAL CORP
filed 1998-11-16
CIK 777876

1

THIS PAPER DOCUMENT IS BEING  SUBMITTED PURSUANT TO RULE 901(d)
OF REGULATION S-T.

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Quarter Ended September 30,
Commission File No. 0-14995


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

Common stock, par value $1.00 per share 9,567,283 shares outstanding as of September 30, 1998.

YORK FINANCIAL CORP.

INDEX
                                                  Page
Part I.         FINANCIAL INFORMATION             Number

Item 1.   Financial Statements

     Consolidated balance sheets
     September 30, 1998 and June 30, 1998 (unaudited)  3

     Consolidated statements of income,
     three months ended September 30, 1998
     and 1997 (unaudited)                              4

     Consolidated statements of cash flows,
     three months ended September 30, 1998
     and 1997 (unaudited)                              5

     Notes to consolidated financial statements        6

Item 2.   Management's Discussion and Analysis of
Financial Condition and Results of Operations          8

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                            19

Item 2.   Changes in Securities                        19

Item 3.   Defaults upon Senior Securities              19
Item 4.   Submission of Matters to a Vote of
          Security Holders                             19

Item 5.   Other Information                            20

Item 6.   Exhibits and Reports on Form 8-K             20

SIGNATURES                                             21

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                  September    June
                                      30        30
                                     1998      1998
             ASSETS           (In thousands, unaudited)
Cash and due from banks:
Noninterest-earning                 $18,732    $17,934
Interest-earning                    131,859    126,613
                                    150,591    144,547

Loans held for sale, net              6,874     17,534
Securities held for trading               -          -
Securities available for sale        77,962     47,940
Securities held to maturity
  (fair value at
  September 30, 1998 - $5,769
  and June 30, 1998 - $5,775)         5,766      5,784
Loans receivable, net               890,897    951,641
Real estate, net                     11,514     10,994
Premises and equipment               20,060     19,634
Federal Home Loan Bank stock, at      7,976      7,976
cost
Accrued interest receivable           7,506      8,088
Other assets                         51,884      9,451
Investments in joint ventures         4,088      5,679
Total Assets                      $1,235,118 $1,229,268

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                          $1,075,606 $1,065,777
Federal Home Loan Bank advances
  and other borrowings               28,294     27,861
Advances from borrowers for
  taxes and insurance                 1,676      4,634
Other liabilities                    17,057     21,771
Total Liabilities                 1,122,633  1,120,043

Stockholders' Equity:
Preferred Stock: 10,000,000
shares
authorized and unissued                   -          -
Common Stock, $1.00 par value:
Authorized 20,000,000 shares;
issued Sep. 30, 1998-9,567,283
shares;
June 30, 1998 - 8,968,031 shares      9,567      8,968
Additional capital                   91,556     81,848
Retained earnings                    11,718     18,886
Accumulated other
  comprehensive income                  439        318
Unearned ESOP shares                  (795)      (795)
Total Stockholders' Equity          112,485    109,225
Total Liabilities and
  Stockholders' Equity            $1,235,118 $1,229,268

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                    Three Months Ended
                                      September 30
                                     1998      1997
                                 (In thousands, unaudited)
Interest income:
Interest and fees on loans          $17,901    $20,501
Interest on securities
  held for trading                      130        197
Interest on securities
  available for sale                  1,855      1,006
Interest and dividends
  on securities held to maturity        214        255
Other interest income                 1,784        207
Total interest income                21,884     22,166
Interest expense:
Interest on deposits                 12,891     12,224
Interest on borrowings                  350        801
Total interest expense               13,241     13,025
Net interest income                   8,643      9,141
Provision for loan losses               865        753
Net interest income
  after provision for loan losses     7,778      8,388
Other income:
Mortgage banking                        506        850
Gain on sale of
  securities available for sale         789          -
Gain on sales of real estate             90          6
Fees and service charges                803        740
Income from joint ventures              573        190
Other operating income                  322        309
Total other income                    3,083      2,095
Other expenses:
Salaries and employee benefits        3,403      3,144
Occupancy                               917        873
Federal deposit insurance               163        155
Real estate                             252        466
Data processing                         295        266
Advertising                             211        134
Other                                 1,563      1,386
Total other expenses                  6,804      6,424
Income before income taxes            4,057      4,059
Provision for income taxes            1,504      1,626
Net income                           $2,553     $2,433

Per share data:
Net income per share                  $0.27      $0.27
Net income per share-assuming         $0.26      $0.25
dilution
Cash dividends paid                  $0.130     $0.114
Weighted average shares           9,428,646  9,132,194
Weighted average shares -
assuming dilution                 9,934,143  9,740,845

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Three Months Ended
                                      September 30
                                     1998      1997
                                (In thousands, unaudited)
OPERATING ACTIVITIES
Net income                           $2,553     $2,433
Adjustments to reconcile net
  income to net cash provided by
  operating activities:
Amortization and accretion on
  securities,net                       (26)       (65)
Provision for loan losses               865        753
Provision for real estate losses         50        328
Depreciation and amortization           481        440
Loans originated for sale          (26,794)   (33,206)
Proceeds from sales of trading
  securities                         38,717     34,232
Realized gains on trading
  securities                          (401)      (631)
Realized gains on sales of
  securities available for sale       (789)          -
Increase in other assets           (41,021)        829
Decrease in other liabilities       (4,317)      (159)
Other                                 (784)      (294)
Net cash provided by (used in)
  operating activities             (31,466)      4,660

INVESTING ACTIVITIES
Proceeds from sales of securities
  available for sale                 40,576          -
Purchases of securities available
  for sale                         (15,151)    (4,419)
Principal repayments on
securities                            5,439      1,498
Loans originated or acquired, net
  of change in deferred loan fees  (74,259)   (53,073)
Principal collected on loans         73,314     54,428
Purchases of real estate              (128)       (93)
Proceeds from sales of real estate    1,323        765
Purchases of premises, equipment,
  and tenant improvements, net        (853)      (915)
Other                               (3,137)        927
Net cash provided by (used in)
  investing activities               27,124      (882)


FINANCING ACTIVITIES
Net increase (decrease) in
  noninterest-bearing demand
  deposits, interest-bearing
  transaction accounts,
  savings accounts, and 31-day
  certificates of deposit             6,598    (5,752)
Net increase in certificates of
  deposit                             3,561        129
Net increase in convertible
   advance received from FHLB           109         97
Repayments of Federal Home Loan
  Bank advances
  and other borrowings                  (6)        (3)
Issuance of common stock :
  Dividend reinvestment plan            603        561
  Stock option plans                    700         96
  Cash dividends paid               (1,179)    (1,051)
Net cash provided by (used in)
  financing activities               10,386    (5,923)
Increase (decrease) in cash and
  cash equivalents                    6,044    (2,145)
Cash and cash equivalents
  at beginning of year              144,547     23,139
Cash  and cash equivalents
  at end of year                   $150,591    $20,994

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1998

Note A -- Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Such preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Although the interim amounts are unaudited, they do reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the interim periods. Operating results for the three month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

Cash Flow Information: For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During the three months ended September 30, 1998 and 1997, the Association exchanged loans for mortgage-backed securities in the amounts of $96.7 million and $31.8 million, respectively.
During the three months ended September 30, 1998 and 1997, the Association transferred unpaid loan balances from loans to real estate acquired due to foreclosures of $1.7 million and $1.1 million, respectively.

Reclassifications: Certain reclassifications have been made to the fiscal 1998 consolidated financial statements to conform with the fiscal 1999 presentation.

Note B -- Per Share Data

On October 21, 1998, the Corporation declared a 5% stock dividend, to shareholders of record on November 6, 1998, to be distributed November 17, 1998. Net income per share is computed based on the weighted average number of common shares outstanding and dilutive common stock equivalents, adjusted for stock splits/dividends. Cash dividends paid per share are based on the number of common shares outstanding at each record date, adjusted for stock splits/dividends.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. The Statement simplifies the standards for computing earnings per share previously found in Accounting Principles Board (APB) Opinion No. 15, "Earnings per Share", and makes them comparable to international EPS standards. The Corporation adopted Statement No. 128 on January 1, 1998 and all prior-period EPS data presented was restated.

The following table sets forth the computation of basic and diluted earnings per share:

                                    Three Months Ended
                                      September 30
                                     1998      1997

Numerator:
Net Income                        $2,553,000 $2,433,000
Numerator for basic and
 diluted earnings per share       $2,553,000 $2,433,000

Denominator:
Denominator for basic earnings
  per share-weighted-average
  shares                           9,428,646  9,132,194

Effect of dilutive securities:
Employee Stock Options               505,497    608,651

Denominator for diluted earnings
  per share-adjusted weighted-
  average shares and
  assumed conversion              9,934,143  9,740,845

Basic earnings per share              $0.27      $0.27
Diluted earnings per share            $0.26      $0.25

Note C -- Comprehensive Income

Effective July 1, 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that are displayed with the same prominence as other financial statements, and also provides for footnote disclosure of total comprehensive income in interim financial statements. Total comprehensive income for the three months ended September 30, 1998 and 1997, was $2.7 million and $2.6 million, respectively.

Note D -- Segment Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" became effective July 1, 1998. This statement establishes standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Statement supersedes FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." Segment information is not required to be disclosed in interim financial statements in the initial year of implementation. Presently, the Corporation is not required to disclose segments in accordance with the Standard.

Note E -- Recently Issued Accounting Guidance

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is effective for financial statements issued for all quarters of all fiscal years beginning after June 15, 1999. The adoption of Statement No. 133 is not expected to have a material impact on the Corporation's consolidated financial statements.

In October 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". The Statement conforms accounting treatment for retained interest in mortgage-backed securities for nonmortgage and mortgage banking activities. This statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of Statement No. 134 is not expected to have a material impact on the Corporation's consolidated financial statements.

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

York Financial is a unitary savings and loan holding company incorporated in Pennsylvania in September 1985 and in August 1986 became the sole stockholder of York Federal Savings and Loan Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At September 30, 1998, the Corporation had consolidated assets of $1.2 billion, total deposits of $1.1 billion and stockholders' equity of $112.5 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans and investment securities. York Federal conducts its business through twenty-three offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

The Corporation's net income is highly dependent on the interest rate spread between the average rate earned on loans and securities and the average rate paid on deposits and borrowings as well as the amount of the respective assets and liabilities outstanding. Other operating income is a strong supplement to York Federal's interest income and is primarily the result of mortgage banking activities including gains on sales of mortgage-backed securities and related value attributed to mortgage servicing rights created from loan originations and service fee income derived from the portfolio of loans serviced for others. Other operating income also includes gains and losses on sales of available for sale securities and real estate, equity in a limited partnership interest, and fees and service charges assessed on loan and deposit transactions.

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

Management utilizes an Asset/Liability Committee (ALCO), which meets at least once a month, to review the Association's interest sensitivity position on an ongoing basis and prepare strategies that outline the overall acquisition and allocation of funds to maximize earnings and maintain the interest rate sensitivity position at acceptable levels to insulate earnings from the effects of interest rate fluctuations. The Corporation originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed rate loan originations. The funding sources for these portfolio loans are deposits with various maturities and short term borrowings.

The ALCO monitors the Corporation's interest rate risk position utilizing simulation analysis. Fluctuations in net interest income and net portfolio value are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Such rate scenarios include immediate rate shocks adjusting rates in +/- 100 basis point (bp) increments resulting in projected changes to net interest income over the next 12 months and projected changes in net portfolio value as indicated in the following table.

An analysis of hypothetical changes in interest rates as of September 30, 1998 compared to June 30, 1998 is as follows:


             September 30, 1998      June 30, 1998
                       Percentage change in
Change in
interest     Net        Net        Net        Net
rates (basis Interest   Portfolio  Interest   Portfolio
points)      Income (1) Value (2)  Income (1) Value (2)

    200          0%        (3%)      (4%)       (7%)
    100          0%        (1%)      (2%)       (3%)
   (100)        (1%)        1%        1%         3%
   (200)         0%         3%        3%         7%

(1) The percentage change in this column represents the net interest income in the various rate scenarios, versus the net interest for 12 months in a stable interest rate environment.

(2) The percentage change in this column represents the net portfolio value in various rate scenarios, versus the net portfolio value in a stable interest rate environment. Net portfolio value is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing liabilities, plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts.

Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies, cashflows, and others. The improvement in risk profile from period to period as indicated in the above table is primarily attributed to an increase in prepayment assumptions resulting in a shorter duration of the earning asset portfolio. Assumptions and estimates used in simulation analysis are inherently uncertain and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value. The results of these simulations are reported to the Corporation's Board of Directors on a quarterly basis. Management has determined that the level of interest rate risk is within acceptable limits.

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

The Association's policy is to maintain the allowance for loan losses at a level believed adequate by management to absorb potential loan losses within the portfolio. Management's determination of the adequacy of the allowance is performed by an internal loan review committee and is based on risk characteristics of the loans, including loans deemed impaired in accordance with SFAS No. 114, past loss experience, economic conditions and such other factors that deserve recognition. Additions to the allowance are charged to operations.

An analysis of the allowance for loan losses, for the periods indicated is as follows:

                                    Three     Fiscal
                                    Months     Year
                                    Ended     Ended
                               September 30   June 30
                                     1998      1998
                                (Dollars in thousands)

Total allowance for loan
  losses at beginning of period      $8,810     $6,413
Loans charged-off:
Real estate - mortgage:
Residential                             338      1,701
Commercial                                -         68
Consumer                                 30         89
Total charged-offs                      368      1,858

Recoveries:
Real estate - mortgage:
Residential                              93        212
Commercial                                2        294
Consumer                                  2         12
Total recoveries                         97        518
Net loans charged-off                   271      1,340
Provision for loan losses               865      3,737
Total allowance for loan
  losses at end of period            $9,404     $8,810
Percentage of net charge-offs
  to average loans outstanding
  during the period                   0.03%      0.13%
Percentage of allowance for loan
Losses to adjusted total loans        1.04%      0.92%

The allowance for loan losses totaled $9.4 million or 1.04% of adjusted total loans of $900 million at September 30, 1998. Such amount is considered adequate relative to management's assessment of risk characteristics inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to problem loans as well as changes in economic conditions.

During fiscal 1999, the Association expects to further increase its percentage of allowance for loan losses to adjusted total loans in connection with significant volume increases planned in the commercial and consumer loan portfolios. This increase is intended to provide an allowance position appropriate for the risk characteristics of the changing loan portfolio. It is not a reflection of any deterioration in actual credit quality or loosening of credit underwriting standards.

An analysis of nonperforming assets is summarized as follows:

                               September 30  June 30
                                   1998        1998
                               (Dollars in thousands)

Loans accounted for on a
Nonaccrual basis:
Nonmortgage:
Commercial                             $376         $-
Accruing loans which are
  contractually
  past due 90 days or more:
Real estate-mortgage:
Residential                          12,858     14,487
Consumer                              1,497      1,194
Total of 90 days past due loans      14,355     15,681
Total of nonaccrual and
  90 days past due loans            $14,731    $15,681
As a percent of total loans           1.64%      1.63%

Real estate owned:
Real estate acquired through
  foreclosure or
  repossession by loan type:
Real estate:
Residential                          $6,388     $4,543
Commercial                            1,552      2,687
Land                                    655      1,863
Allowance for real estate losses       (20)      (116)
Total real estate owned              $8,575     $8,977
As a percent of total assets          0.69%      0.73%
Total nonperforming assets          $23,306    $24,658
As a percent of total assets          1.89%      2.01%

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

Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining an allowance for real estate losses (such allowance is separate from and in addition to the allowance for loan losses). For the first three months of fiscal 1999, net charge-offs were $146,000 and additions to the allowance totalled $50,000 resulting in a decrease in the allowance to $20,000 at September 30, 1998. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.

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

Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity include short term investments, securities available for sale, maturing and repaying loans and monthly cash flows from mortgage-backed securities. The loan portfolio provides an additional source of liquidity due to York Federal's participation in the secondary mortgage market. Liquidity needs can be met by attracting deposits and utilizing borrowing arrangements with the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia for short and long term advances as well as other short-term borrowings.

Deposits represent the Association's primary source of funds.
The Association does not rely on brokered deposits as a source of funds. During the first three months of fiscal 1999, the Association's deposits increased $9.8 million. In addition, York Federal has supplemented its deposit gathering efforts through borrowings from the FHLB of Pittsburgh. At September 30, 1998, York Federal had $25.9 million in FHLB advances outstanding at a weighted average interest rate of 5.39%.

Amortization and prepayments of loans and proceeds from loan and securities sales within the Association's mortgage banking activity represent a substantial source of funds to York Federal.
These sources amounted to $116.3 million for the first three months of fiscal 1999.

The principal use of funds is the origination of mortgage and other loans. Loan demand resulted in total originations of $108.9 million for the period ended September 30, 1998. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity, expanded mortgage broker relationships and Business Banking relationship managers. The volume of originations was favorably impacted by a relatively stable and low-rate interest rate environment and included traditional long term fixed rate loans originated primarily for sale as well as adjustable rate and residential construction loan products.

The combination of the above referenced sources and uses of funds resulted in an increase in liquid assets as evidence in the Corporation's interest-earning overnight cash position of $131.9 million at September 30, 1998, as compared to $126.6 at June 30, 1998. Primary factors contributing to this increase are the interest rate environment that resulted in increased originations of fixed rate loans subsequently sold into the secondary market as well as an increased level of refinance activity resulting in higher than expected loan payoffs, certain loan and security sales to manage interest rate risk levels within acceptable limits, and deposit pricing decisions to facilitate maintenance and expansion of customer relationships.

Under current regulations, York Federal is required to maintain liquid assets at 4.0% or more of its net withdrawable deposits plus short-term borrowings. Effective November 24, 1997, the Office of Thrift Supervision lowered liquidity requirements from 5.0% to 4.0%. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable accounts to exclude accounts with maturities exceeding one year. The result of these changes to the liquidity requirements is to significantly increase the reported liquidity position of the Association. At September 30, 1998, the Association's liquidity level was 19.4%.

Capital

The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at September 30, 1998, totaled $112.5 million compared to $102.3 million at September 30, 1997, an increase of $10.2 million or 10.0%. This growth was a result of a combination of factors including current earnings, cash dividends paid (representing a payout ratio of 46.2%), issuance of shares in connection with various benefit and dividend reinvestment plans, and the impact of unrealized gains on "available for sale" securities.

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

Risk-Based Capital. Risk-based capital must equal at least 8.0% of risk-weighted assets, as defined in the regulations; 10% to be deemed well capitalized. The tier 1 (core) capital component of risk-based capital, as defined above, must equal at least 6.0% of risk weighted assets to be deemed well capitalized.

At September 30, 1998, York Federal's tangible and core capital both equaled 7.8% ($95.3 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%/5.0%, respectively. York Federal's total assets do not include any goodwill. York Federal's core capital to risk-weighted assets equaled 12.1% ($95.1 million) at September 30, 1998, which exceeds its required level of 8.0% by $40.4 million, and exceeds the required level to be deemed well capitalized of 10.0% by $24.6 million.

Transactions with Affiliates

Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At
September 30, 1998 such transactions are within these regulatory limits.

Results of Operations

Three months ended September 30, 1998 compared to September 30,
1997

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

Net interest income for the three months ended September 30, 1998 was $8.6 million compared to $9.1 million for the same period last year, which represents a 5.5% decrease. The decrease in net interest income was attributable to a decrease in average yield on average interest-earning assets and to an increase in average interest-bearing liabilities. The margin on interest-earning assets decreased to 3.00% from 3.35% for the three months ended September 30, 1998 and 1997, respectively. During the three months ended September 30, 1998, York Federal originated $108.9 million of loans including loans refinanced from the Association's portfolio. The result of these originations, when combined with mortgage securitizations and sales totaling $96.5 million and loan repayment activity, was a 10.1% decrease in average loans outstanding during the first quarter of fiscal 1999. The average balance of securities and other interest earning assets increased $161.0 million over the prior fiscal quarter and results from the above mentioned secondary market activity as well as an increase in deposits partially offset by repayment of short-term borrowing positions. The resulting composition shift of the Association's assets had a negative effect on interest income and contributed to the yield on earning assets decreasing 52 basis points to 7.52%. The average rate on interest-bearing liabilities decreased to 4.89% as compared to 5.02% in the same period last year. The lower rate on interest-bearing liabilities was as a result of the ability to reprice our deposit products lower in a relatively stable and low-rate interest rate environment. The net effect caused the interest rate spread for the current period to decrease to 2.63% from 3.03% in the same period last year.

Provision for Loan Losses

Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio.
See "Asset Quality".

Other Income

Other income was $3.1 million for the three months ended September 30, 1998, an increase from the three months ended September 30, 1997. Mortgage banking income for the three months ended September 30, 1998 decreased $344,000 to $506,000 or 40.5%
as compared to the same period in 1997 and includes a decrease in net gains on sales of loans and trading securities of $223,000 compared to prior year as well as a decrease in income from loan servicing fees as discussed below. Mortgage backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At September 30, 1998, securities held for trading were $0.

The portfolio of loans serviced for others totaled $553.7 million at September 30, 1998 as compared to $557.7 million at September 30, 1997. The net servicing rate earned on the portfolio of loans serviced for others for the three months ended September 30, 1998 decreased to 7.6 basis points from 16.6 basis points in the same period in 1997. The decrease in net servicing rate of 9 basis points is primarily attributable to the implementation of SFAS No. 122 and the related capitalization of mortgage servicing rights. Amortization of capitalized mortgage servicing rights for the three months ended September 30, 1998 was $136,000 and is recognized as a reduction of gross servicing fee income. Such amount compares to $80,000 for September 30, 1997. Mortgage servicing rights represent estimates which are updated monthly based on current market conditions. The change in estimate due primarily to faster prepayment speeds amounted to a decrease of $80,000 as compared to September 30, 1997. In addition, interest costs incurred by the Association in connection with the increased level of repayments resulted in downward pressure on the net servicing rate. The combination of these volume and rate changes caused loan servicing fees as of September 30, 1998 to decrease $125,000 to $104,000 as compared to September 30, 1997

Gain on the sale of available for sale securities totaled $789,000 at September 30, 1998 as compared to $0 at September 30, 1997. FannieMae (FNMA) recently introduced a program which provides for the securitization of high loan-to-value seven year balloon loans. Management, recognizing the default risk associated with this loan type, securitized $58.0 million of portfolio loans qualifying under the new FNMA program. Furthermore, in consideration of the interest rate risk associated with this asset, $40.6 million of these securities were sold resulting in the aforementioned gain for the quarter ended September 30, 1998. The balance of such securities are held in securities available for sale portfolio at September 30, 1998.

Fees and service charges for the three months ended September 30, 1998 increased by 8.5% to $803,000 compared to $740,000 in the same period in 1997, and is primarily a result of the current service charge fee structure coupled with growth in deposits.

The Corporation is a partner in various joint ventures. For the first three months of fiscal 1999, income from these joint ventures totaled $573,000 million as compared to $190,000 for the same period in fiscal 1998. The income was related to the Corporation's share in the net income of a venture capital partnership resulting from the increased market value of underlying portfolio investments.

Other operating income was $322,000 in the first three months of fiscal 1999 as compared to $309,000 in the first three months of fiscal 1998. Products and services delivered through discount brokerage and insurance agency units is the primary reason for the increase in other operating income and is expected to continue to have a favorable impact on fee income as the delivery of such products and services are more fully integrated within the retail branch system.

Other Expenses

Other expenses of $6.8 million increased $380,000 or 5.9% for the three months ended September 30, 1998 as compared to the same period in 1997.

Salaries and employee benefits for the three months ended September 30, 1998 increased $259,000 or 8.2% over the same period in 1997 and is attributable to a combination of the following factors: annual adjustments through the salary administration program, compensation investments related to the Business Banking Group formed in the Spring of 1997 and to the Retail Banking Group in connection with new branches in the process of development at the end of the fiscal quarter, and increases in incentive and profit sharing compensation. Full time equivalent personnel increased from 390 at September 30, 1997 to 395 at September 30, 1998. Occupancy expense increased $44,000 or 5.0% for the three months ended September 30, 1998 over the same period in 1997. Real estate expenses decreased $214,000 when compared to September 30, 1997 and is primarily attributable to a decrease in the provision for possible real estate losses. Advertising cost increased $77,000 or 57.5% for the three months ended September 30, 1998 as compared to the same period in 1997, and is primarily attributable to ongoing efforts to enhance customer and product awareness through various media campaigns. Other expenses for the three months ended September 30, 1998 increased $177,000 or 12.8% compared to the same period in 1997, resulting from increased cost of services and the effects of decreased loan volume.

Provision for Income Taxes

The provision for income taxes of $1.5 million for the three months ended September 30, 1998 represents an effective tax rate of 36.0% as compared to 39.9% for the same period last year.

Other Matters

Impact of Year 2000

We are less than fifteen months from the turn of the century. This milestone has generated widespread concern over its potential impact on business continuity. Historically, most computer programs were written using two digits rather than four to designate the applicable year. As a result, it is anticipated that computer systems may recognize a date using "00" as the year 1900 rather than the year 2000. This situation along with certain other date issues is commonly referred to as the "Year 2000 Issue." Such situations could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Year 2000 Issue is recognized by the Corporation as a significant business issue and is receiving intense management focus. The majority of the Corporation's transaction processing is provided by a third party processor. A Year 2000 project team has been organized and a comprehensive action plan designed to achieve Year 2000 readiness. The project is addressing not only computer and technology areas but all areas of our business.
Many non-computer systems include embedded technology and may be affected by the Year 2000 Issue if not appropriately addressed. The action plan has five key project phases: awareness, assessment, remediation, validation, and implementation addressing systems for both the Corporation and its third party processor. The awareness and assessment phases are complete, while the remediation and validation phases are underway and are expected to be completed before December 31, 1998. The implementation phase of the Year 2000 action plan is expected to be substantially complete by December 31, 1998. This timeline provides an opportunity to perform additional testing and resolve any other issues that may arise prior to the turn of the century.

As part of the Year 2000 action plan the Corporation has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which its systems will need to be modified or replaced or are vulnerable to those third parties' failure to remediate their own Year 2000 issues. While the Corporation has taken and will continue to take appropriate actions to mitigate the risk of adverse consequences associated with the failure of a third party to address these issues, there can be no guarantee that the systems of third parties will be timely converted and will not have an adverse effect on York Financial. As a precaution the Corporation is in the process of developing and will test contingency plans for all mission critical systems and services.

It is difficult to isolate the incremental cost of the Year 2000 effort given that it impacts technical personnel already in place in operational areas across our business as well as possibly accelerating already planned technology investments. However, such costs and related investments are presently estimated to total $350,000 and the timing of recognizing such costs is not considered to be material to any one fiscal period.

The costs of the project and the date on which the Corporation believes it will complete the Year 2000 project are based on management's best estimates. However, there can be no guarantee that these estimates will be achieve and actual results could differ materially from those anticipated.

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

          Annual meeting of Stockholders of York Financial Corp.
          was held October 28, 1998. Business transacted at the meeting was as outlined in the Notice of Annual Meeting and Proxy Statement dated September 28, 1998.


ITEM  5.  OTHER INFORMATION
          None


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

          The company did not file any reports on Form 8-K during the three months ended September 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


York Financial Corp.
(Registrant)


Date November 13, 1998
/s/ Robert W. Pullo
Robert W. Pullo,
President - Chief Executive Officer

Date November 13, 1998
/s/ James H. Moss
James H. Moss,
Senior Vice President -
Chief Financial Officer/
Treasurer