Form 10-Q
period 1998-12-31
YORK FINANCIAL CORP
filed 1999-02-10
CIK 777876

2

THIS PAPER DOCUMENT IS BEING  SUBMITTED PURSUANT TO RULE 901(d)
OF REGULATION S-T.



FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1998

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

Common stock, par value $1.00 per share 9,700,984 shares outstanding as of December 31, 1998.

YORK FINANCIAL CORP.

INDEX


                                                       Page
Part I.   FINANCIAL INFORMATION                        Number

Item 1.   Financial Statements

          Consolidated balance sheets
          December 31, 1998 and June 30, 1998
          (unaudited)                                       3

          Consolidated statements of income,
          three months and six months ended
          December 31, 1998 and 1997 (unaudited)            4

          Consolidated statements of cash flows,
          six months ended December 31, 1998
          and 1997 (unaudited)                              5

          Notes to consolidated financial statements        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     8


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                 19

Item 2.   Changes in Securities                             19

Item 3.   Defaults upon Senior Securities                   19

Item 4.   Submission of Matters to a Vote of
          Security Holders                                  19

Item 5.   Other Information                                 20

Item 6.   Exhibits and Reports on Form 8-K                  20


SIGNATURES                                                  21

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                   December    June
                                      31        30
                                     1998      1998
             ASSETS             (In thousands, unaudited)
Cash and due from banks:
Noninterest-earning                 $20,382    $17,934
Interest-earning                    152,335    126,613
                                    172,717    144,547

Loans held for sale, net             19,251     17,534
Securities held for trading           5,955          -
Securities available for sale        96,865     47,940
Securities held to maturity (fair
value at December 31, 1998 -
$18,706
and June 30, 1998 - $5,775)          18,715      5,784
Loans receivable, net               880,111    951,641
Real estate, net                      9,646     10,994
Premises and equipment               20,812     19,634
Federal Home Loan Bank stock,
at cost                               7,976      7,976
Accrued interest receivable           7,550      8,088
Other assets                         19,010      9,451
Investments in joint ventures         4,040      5,679
Total Assets                      $1,262,648 $1,229,268

LIABILITIES AND STOCKHOLDERS'
EQUITY

Liabilities:
Deposits                          $1,100,821 $1,065,777
Federal Home Loan Bank advances
and other borrowings                 28,215     27,861
Advances from borrowers for taxes
and insurance                         2,413      4,634
Other liabilities                    18,119     21,771
Total Liabilities                 1,149,568  1,120,043

Stockholders' Equity:
Preferred Stock: 10,000,000
shares
authorized and unissued                   -          -
Common Stock, $1.00 par value:
Authorized 20,000,000 shares;
issued Dec. 31, 1998 - 9,700,984
shares; June 30, 1998 -
 8,968,031 shares                     9,701      8,968
Additional capital                   92,486     81,848
Retained earnings                    12,054     18,886
Accumulated other comprehensive
income                                (366)        318
Unearned ESOP shares                  (795)      (795)
Total Stockholders' Equity          113,080    109,225
Total Liabilities and
Stockholders' Equity              $1,262,648 $1,229,268

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                Three Months Ended  Six Months Ended
                   December 31         December 31
                 1998     1997     1998      1997
           (In thousands except per share data, unaudited)
Interest
income:
Interest and
fees on loans   $17,428  $20,741   $35,329   $41,242
Interest on
securities held
for trading         188      152       318       349
Interest on
securities
available for
sale              1,243      973     3,098     1,979
Interest and
dividends on
securities held
to maturity         224      244       438       499
Other interest
income            2,234      161     4,018       368
Total interest
income           21,317   22,271    43,201    44,437
Interest
expense:
Interest on
deposits         12,674   12,382    25,565    24,606
Interest on
borrowings          368      587       718     1,388
Total interest
expense          13,042   12,969    26,283    25,994
Net interest
income            8,275    9,302    16,918    18,443
Provision for
loan losses         992    1,060     1,857     1,813
Net interest
income after
provision for
loan losses       7,283    8,242    15,061    16,630
Other income:
Mortgage banking    855    1,385     1,361     2,235
Gain on sales of
real estate          45       16       135        22
Gain on sale of
securities
available for sale    5        -       794         -
Fees and service
charges           1,022      779     1,825     1,519
Income (loss)
from joint
ventures           (42)      763       531       953
Other operating
income              275      368       597       677
Total other
income            2,160    3,311     5,243     5,406
Other
expenses:
Salaries and
employee
benefits          3,321    3,327     6,724     6,471
Occupancy           898      896     1,815     1,769
Federal deposit
insurance           156      158       319       313
Real estate         146      235       398       701
Data processing     315      290       610       556
Advertising         364      272       575       406
Other             1,706    1,590     3,269     2,976
Total other
expenses          6,906    6,768    13,710    13,192
Income before
income taxes      2,537    4,785     6,594     8,844
Provision for
income taxes        915    1,874     2,419     3,500
Net income       $1,622   $2,911    $4,175    $5,344

Per share
data:
Net income        $0.17    $0.32     $0.44     $0.58
Net income -
assuming
dilution          $0.16    $0.29     $0.42     $0.54
Cash
dividends
paid              $0.13    $0.12     $0.25     $0.23
Weighted
average
shares        9,596,077 9,181,559 9,511,882 9,156,384
Weighted
average
shares -
assuming
dilution      9,964,946 9,907,036 9,949,312 9,834,985

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  Six Months Ended
                                    December  31
                                    1998     1997
                             (In thousands, unaudited)
OPERATING ACTIVITIES
Net income                          $4,175   $5,344
Adjustments to reconcile
net income to net cash
provided by operating activities:
Amortization and accretion on
securities, net                       (22)    (120)
Provision for loan losses            1,857    1,813
Provision for real estate losses        85      428
Depreciation and amortization          970      893
Loans originated for sale         (82,817) (70,016)
Proceeds from sales of
trading securities                  76,493   62,236
Realized gains on trading
securities                         (1,190)  (1,044)
Realized gains on sales of
securities
available for sale                   (794)        -
Decrease (increase) in other
assets                             (7,793)    1,054
Increase (decrease) in other
liabilities                        (2,728)    1,088
Other                                (940)  (1,788)
Net cash used in operating
activities                        (12,704)    (112)

INVESTING ACTIVITIES
Proceeds from sales of securities
available for sale                  50,582        -
Purchases of securities available
for sale                          (53,535)     (37)
Purchases of securities held to
maturity                                 -  (2,000)
Proceeds from maturities of
securities
held to maturity                     2,000    5,090
Principal repayments on
securities                          11,977    3,825
Net increase in short-term
investments                       (14,944)        -
Loans originated or acquired, net
of change in deferred loan fees  (141,780)(131,626)
Principal collected on loans       149,764  114,066
Purchases of real estate             (192)    (280)
Proceeds from sales of real
estate                              3,644    3,151
Purchases of premises, equipment,
and tenant improvements, net       (2,039)  (2,223)
Other                                  192  (1,753)
Net cash provided by (used in)
investing activities                 5,669 (11,787)

FINANCING ACTIVITIES
Net increase in noninterest-
bearing demand deposits,
interest-bearing transaction
accounts, savings accounts,
and 31-day certificates of
deposit                             46,066    9,592
Net increase (decrease) in
certificates of deposit           (10,765)   12,185
Net decrease in short-term
advances received from FHLB              -  (6,000)
Net increase in convertible
advance received from FHLB             109      279
Repayments of Federal Home Loan
Bank
advances and other borrowings         (12)      (6)
Issuance of common stock :
Dividend reinvestment plan           1,144    1,120
Stock option plans                   1,056      128
Cash dividends paid                (2,375)  (2,108)
Cash paid in lieu of fractional
shares                                (18)     (21)
Net cash provided by
financing activities                35,205   15,169
Increase in cash and cash
equivalents                         28,170    3,270
Cash and cash equivalents at
beginning of year                  144,547   23,139
Cash  and cash equivalents at
end of year                       $172,717  $26,409

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1998


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

Although the interim amounts are unaudited, they do reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the interim periods. Operating results for the six month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

Cash Flow Information: For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During the six months ended December 31, 1998 and 1997, the Association exchanged loans for mortgage-backed securities in the amounts of $140.4 million and $60.8 million, respectively.
During the six months ended December 31, 1998 and 1997, the Association transferred unpaid loan balances from loans to real estate acquired due to foreclosures of $2.5 million and $3.2 million, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share:

               Three Months Ended    Six Months Ended
                   December 31         December 31
                1998       1997       1998       1997
           (Dollars in thousands, Except Per Share Data)
Numerator:
Net Income       $1,622    $2,911     $4,175    $5,344

Numerator for
basic and
diluted earnings
per share        $1,622    $2,911     $4,175    $5,344

Denominator:
Denominator
for basic
earnings
per share-
weighted-
average
shares        9,596,077 9,181,559  9,511,882 9,156,384

Effect of
dilutive
securities:
Employee
Stock
Options         368,869   725,477    437,430   678,601

Denominator
for diluted
earnings per
share-
adjusted
weighted-
average
shares
and assumed
conversion    9,964,946 9,907,036  9,949,312 9,834,985

Basic
earnings
per share         $0.17     $0.32      $0.44     $0.58

Diluted
earnings per
share             $0.16     $0.29      $0.42     $0.54

Note C -- Comprehensive Income

Effective July 1, 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that are displayed with the same prominence as other financial statements, and also provides for footnote disclosure of total comprehensive income in interim financial statements. Total comprehensive income for the three months ended December 31, 1998 and 1997, was $.8 million and $2.9 million, respectively. Year to date total comprehensive income was $3.5 million for 1998 compared to $5.6 million for 1997. Comprehensive income was lower for the three months ended December 31, 1998 as compared to the same period in 1997 due to lower net income and unrealized holding losses on securities.

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

York Financial is a unitary savings and loan holding company incorporated in Pennsylvania in September 1985 and in August 1986 became the sole stockholder of York Federal Savings and Loan Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At December 31, 1998, the Corporation had consolidated assets of $1.3 billion, total deposits of $1.1 billion and stockholders' equity of $113.1 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans and investment securities. York Federal conducts its business through twenty-five offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia.
The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

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

An analysis of hypothetical changes in interest rates as of December 31, 1998 compared to June 30, 1998 is as follows:

                 December 31, 1998  June 30, 1998
                       Percentage change in
  Basis point      Net         Net        Net        Net
   Change in     interest   portfolio   interest   portfolio
 interest rates  income (1)  value (2)  income (1) value (2)
                          Increase (decrease)
      200          (2%)       (5%)       (4%)        (7%)
      100          (1%)       (3%)       (2%)        (3%)
     (100)          0%         3%         1%          3%
     (200)          1%         6%         3%          7%


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

An analysis of the allowance for loan losses, for the periods indicated is as follows:

                                  Six Months  Fiscal Year
                                     Ended      Ended
                                  December 31  June 30
                                     1998       1998
                                  (Dollars in thousands)
Total allowance for loan losses
at beginning of period               $8,810     $6,413
Loans charged-off:
Real estate - mortgage:
Residential                             782      1,701
Commercial                               16         68
Consumer                                 36         89
Total charged-offs                      834      1,858

Recoveries:
Real estate - mortgage:
Residential                             154        212
Commercial                               20        294
Consumer                                  4         12
Total recoveries                        178        518
Net loans charged-off                   656      1,340
Provision for loan losses             1,857      3,737
Total allowance for loan losses
at end of period                    $10,011     $8,810
Percentage of net charge-offs to
average loans outstanding during
the period                            0.07%      0.13%
Percentage of allowance for loan
losses to adjusted total loans        1.12%      0.92%

The allowance for loan losses totaled $10.0 million or 1.12% of adjusted total loans of $890 million at December 31, 1998. Such amount is considered adequate relative to management's assessment of risk characteristics inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to problem loans as well as changes in economic conditions.

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

An analysis of nonperforming assets is summarized as follows:

                                 December 31  June 30
                                     1998      1998
                                (Dollars in thousands)
Loans accounted for on a
nonaccrual basis:
Nonmortgage:
Commercial                              $48      $-
Accruing loans which are
contractually
past due 90 days or more:
Real estate-mortgage:
Residential                          12,263  14,487
Consumer                              1,937   1,194
Total of 90 days past due loans      14,200  15,681
Total of nonaccrual and 90 days
past due loans                      $14,248 $15,681
As a percent of total loans           1.58%   1.63%

Real estate owned:
Real estate acquired through
foreclosure
or repossession by loan type:
Real estate:
Residential                          $5,267  $4,543
Commercial                            1,064   2,687
Land                                    498   1,863
Allowance for real estate losses       (28)   (116)
Total real estate owned              $6,801  $8,977
As a percent of total assets          0.54%   0.73%
Total nonperforming assets          $21,049 $24,658
As a percent of total assets          1.67%   2.01%

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

Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining an allowance for real estate losses (such allowance is separate from and in addition to the allowance for loan losses). For the first six months of fiscal 1999, net charge-offs were $173,000 and additions to the allowance totalled $85,000 resulting in a decrease in the allowance to $28,000 at December 31, 1998. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.

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

Deposits represent the Association's primary source of funds.
The Association does not rely on brokered deposits as a source of funds. During the first six months of fiscal 1999, the Association's deposits increased $35.0 million. In addition, York Federal has supplemented its deposit gathering efforts through borrowings from the FHLB of Pittsburgh. At December 31, 1998, York Federal had $25.9 million in FHLB advances outstanding at a weighted average interest rate of 5.39%.

Amortization and prepayments of loans and proceeds from loan and securities sales represent a substantial source of funds to York
Federal. These sources amounted to $286.8 million for the first six months of fiscal 1999.

The principal use of funds is the origination of mortgage and other loans. Loan demand resulted in total originations of $250.9 million for the period ended December 31, 1998. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity, expanded mortgage broker relationships and Business Banking relationship managers. The volume of originations was favorably impacted by a relatively stable and low-rate interest rate environment and included traditional long term fixed rate loans originated primarily for sale as well as adjustable rate and residential construction loan products.

The combination of the above referenced sources and uses of funds resulted in an increase in liquid assets as evidence in the Corporation's interest-earning overnight cash position of $152.3 million at December 31, 1998, as compared to $126.6 at June 30, 1998. Primary factors contributing to this increase are the interest rate environment that resulted in increased originations of fixed rate loans subsequently sold into the secondary market as well as an increased level of refinance activity resulting in higher than expected loan payoffs, certain loan and security sales to manage interest rate risk levels within acceptable limits, and deposit pricing decisions to facilitate maintenance and expansion of customer relationships.

Under current regulations, York Federal is required to maintain liquid assets at 4.0% or more of its net withdrawable deposits plus short-term borrowings. Effective November 24, 1997, the Office of Thrift Supervision lowered liquidity requirements from 5.0% to 4.0%. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable accounts to exclude accounts with maturities exceeding one year. The result of these changes to the liquidity requirements is to significantly increase the reported liquidity position of the Association. At December 31, 1998, the Association's liquidity level was 23.3%.

Capital

The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at December 31, 1998, totaled $113.1 million compared to $104.8 million at December 31, 1997, an increase of $8.3 million or 7.9%. This growth was a result of a combination of factors including current earnings, cash dividends paid (representing a payout ratio of 56.9%), issuance of shares in connection with various benefit and dividend reinvestment plans, and the impact of unrealized gains on "available for sale" securities.

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

At December 31, 1998, York Federal's tangible and core capital both equaled 7.7% ($96.4 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%/5.0%, respectively. York Federal's total assets do not include any goodwill. York Federal's core capital to risk-weighted assets equaled 12.3% ($96.4 million) at December 31, 1998, which exceeds its required level of 8.0% by $42.6 million, and exceeds the required level to be deemed well capitalized of 10.0% by $26.9 million.

Transactions with Affiliates

Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At December 31, 1998 such transactions are within these regulatory limits.

Results of Operations

Six months ended December 31, 1998 compared to December 31, 1997

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

Net interest income for the six months ended December 31, 1998 was $16.9 million compared to $18.4 million for the same period last year, which represents a 8.3% decrease. The decrease in net interest income was primarily attributable to a flattening of the average yield curve for the six month period ending December 31, 1998 and December 31, 1997 by approximately 50 basis points and a less favorable earning asset composition. The margin on interest-earning assets decreased to 2.92% from 3.38% for the six months ended December 31, 1998 and 1997, respectively. During the six months ended December 31, 1998, York Federal originated $250.9 million of loans including loans refinanced from the Association's portfolio. The result of these originations, when combined with mortgage securitizations and sales totaling $140.4 million and loan repayment activity, was a 11.1% decrease in average loans outstanding during the first half of fiscal 1999 as compared to the same period in the prior year. The average balance of securities and other interest earning assets increased $176.9 million over the same period last year and results from the above mentioned secondary market activity as well as an increase in deposits partially offset by repayment of short-term borrowing positions. The resulting composition shift of the Association's assets had a negative effect on interest income and contributed to the yield on earning assets decreasing 67 basis points to 7.38%. The average rate on interest-bearing liabilities decreased to 4.82% as compared to 5.01% in the same period last year. The lower rate on interest-bearing liabilities was as a result of the ability to reprice our deposit products lower in a relatively stable and low-rate interest rate environment and consistent with the flattening yield curve discussed above. The net effect caused the interest rate spread for the current period to decrease to 2.56% from 3.03% in the same period last year.

Provision for Loan Losses

Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio.
See "Asset Quality".

Other Income

Other income was $5.2 million for the six months ended December 31, 1998, a decrease of $163,000 from the six months ended December 31, 1997. Mortgage banking income for the six months ended December 31, 1998 decreased $874,000 to $1,361,000 or 39.1%
as compared to the same period in 1997. The decrease in mortgage banking income includes a $517,000 decrease in net gains primarily attributable to prior period gain on sale of servicing. Such amount was partially offset by gains attributable to capitalized servicing of $774,000 in the current year compared to $603,000 in the prior year. Additionally, there was a decrease in income from loan servicing fees as discussed below. Mortgage backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At December 31, 1998, securities held for trading were $6.0 million with an indicated unrealized gain of $54,000 which was recognized as a component of mortgage banking income.

The combination of volume and rate changes caused loan servicing fees as of December 31, 1998 to decrease $357,000 to $122,000 as compared to December 31, 1997. The decrease is primarily attributable to the implementation of SFAS No. 122 and the related capitalization of mortgage servicing rights as discussed above. Amortization of capitalized mortgage servicing rights for the six months ended December 31, 1998 was $350,000 and is recognized as a reduction of gross servicing fee income. Such amount compares to $206,000 for December 31, 1997. Mortgage servicing rights represent estimates which are adjusted monthly based on current market conditions. The change in estimate due primarily to faster prepayment speeds resulted in a decrease of $204,000 in the carrying value of mortgage servicing rights in the six months ended December 31, 1998 as compared to $14,000 in the same period in 1997. In addition, interest costs incurred by the Association in connection with the increased level of repayments resulted in downward pressure on the net servicing rate.

Gain on the sale of available for sale securities totaled $794,000 at December 31, 1998 as compared to $0 at December 31, 1997. FannieMae (FNMA) recently introduced a program which provides for the securitization of high loan-to-value seven year balloon loans. Management, recognizing the default risk associated with this loan type, securitized $58.0 million of portfolio loans qualifying under the new FNMA program. Furthermore, in consideration of the interest rate risk associated with this asset, $40.6 million of these securities were sold resulting in the aforementioned gain for the six months ended December 31, 1998. The balance of such securities are held in securities available for sale portfolio at December 31, 1998.

Fees and service charges for the six months ended December 31, 1998 increased by 20.1% to $1,825,000 compared to $1,519,000 in the same period in 1997, and is primarily a result of the current service charge fee structure coupled with growth in deposits.

The Corporation is a partner in various joint ventures. For the first six months of fiscal 1999, income from these joint ventures totaled $531,000 as compared to $953,000 for the same period in fiscal 1998. The current period income was primarily related to the Corporation's share in the net income of a venture capital partnership. For fiscal 1999, gains on security distributions and income related to the increased market value of underlying portfolio investments was lower than amounts recognized in fiscal 1998.

Other operating income was $597,000 in the first six months of fiscal 1999 as compared to $677,000 in the first six months of fiscal 1998. Lenders Support Group, an affiliate of York Federal, performed appraisal and inspection activities for the Association and the general public. Effective September 30, 1998, the activities of Lenders Support Group were absorbed into the Association with appraisal and inspection activities for third parties discontinued. Therefore, the decrease in other operating income is primarily attributable to reduction in appraisal and inspection services performed for third parties.

Other Expenses

Other expenses of $13.7 million increased $518,000 or 3.9% for the six months ended December 31, 1998 as compared to the same period in 1997.

Salaries and employee benefits for the six months ended December 31, 1998 increased $253,000 or 3.9% over the same period in 1997 and is attributable to a combination of the following factors: annual adjustments through the salary administration program, compensation investments related to the Business Banking Group formed in the Spring of 1997 and to the Retail Banking Group in connection with new branches in the process of development at the end of the fiscal period. Full time equivalent personnel increased from 389 at December 31, 1997 to 406 at December 31, 1998. Real estate expenses decreased $303,000 when compared to December 31, 1997 and is primarily attributable to a decrease in the provision for possible real estate losses. Advertising cost increased $169,000 or 41.6% for the six months ended December 31, 1998 as compared to the same period in 1997, and is primarily attributable to ongoing efforts to enhance customer and product awareness through various media campaigns. Other expenses for the six months ended December 31, 1998 increased $293,000 or 9.8% compared to the same period in 1997, resulting from increased cost of services and the effects of increased loan and deposit volume.

Provision for Income Taxes

The provision for income taxes of $2.4 million for the six months ended December 31, 1998 represents an effective tax rate of 36.7% as compared to 39.6% for the same period last year.

Other Matters

Impact of Year 2000

We are less than eleven months from the turn of the century.
This milestone has generated widespread concern over its potential impact on business continuity. Historically, most computer programs were written using two digits rather than four to designate the applicable year. As a result, it is anticipated that computer systems may recognize a date using "00" as the year 1900 rather than the year 2000. This situation along with certain other date issues is commonly referred to as the "Year 2000 Issue." Such situations could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Year 2000 Issue is recognized by the Corporation as a significant business issue and is receiving intense management focus. The majority of the Corporation's transaction processing is provided by a third party processor. A Year 2000 project team has been organized and a comprehensive action plan designed to achieve Year 2000 readiness. The project is addressing not only computer and technology areas but all areas of our business.
Many non-computer systems include embedded technology and may be affected by the Year 2000 Issue if not appropriately addressed. The action plan has five key project phases: awareness, assessment, remediation, validation, and implementation addressing systems for both the Corporation and its third party processor. The awareness and assessment phases have been completed and the remediation, validation and implementation phases were substantially completed by the December 31, 1998 deadline. All additional interface and integration testing is expected to be substantially complete by March 31, 1999. This timeline provides an opportunity to perform additional testing and resolve any other issues that may arise prior to the turn of the century.

As part of the Year 2000 action plan the Corporation has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which its systems will need to be modified or replaced or are vulnerable to those third parties' failure to remediate their own Year 2000 issues. While the Corporation has taken and will continue to take appropriate actions to mitigate the risk of adverse consequences associated with the failure of a third party to address these issues, there can be no guarantee that the systems of third parties will be timely converted and will not have an adverse effect on York Financial. As a precaution the Corporation is in the process of developing and will test contingency plans for all mission critical systems and services no later than June 30, 1999.

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

          The company filed Form 8-K on February 9, 1999 relating to the announcement on February 3, 1999 of a stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

York Financial Corp.
(Registrant)


Date February 11, 1999

/s/ Robert W. Pullo
Robert W. Pullo
President - Chief Executive Officer

Date February 11, 1999
/s/ James H. Moss
James H. Moss
Senior Vice President -
Chief Financial Officer/Treasurer