Form 10-Q
period 1999-03-31
YORK FINANCIAL CORP
filed 1999-05-12
CIK 777876

3

THIS PAPER DOCUMENT IS BEING  SUBMITTED PURSUANT TO RULE 901(d)
OF REGULATION S-T.



FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999
Commission File No. 0-14995

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

Common stock, par value $1.00 per share 9,733,075 shares outstanding as of March 31, 1999.


YORK FINANCIAL CORP.

INDEX


                                                       Page
Part I.   FINANCIAL INFORMATION                        Number

Item 1.   Financial Statements

          Consolidated balance sheets
          March 31, 1999 and June 30, 1998 (unaudited)      3

          Consolidated statements of income,
          three months and nine months ended
          March 31, 1999 and 1998 (unaudited)               4

          Consolidated statements of cash flows,
          nine months ended March 31, 1999
          and 1998 (unaudited)                              5

          Notes to consolidated financial statements        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     8

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                19

Item 2.   Changes in Securities                            19

Item 3.   Defaults upon Senior Securities                  19

Item 4.   Submission of Matters to a Vote of
          Security Holders                                 19

Item 5.   Other Information                                20

Item 6.   Exhibits and Reports on Form 8-K                 20


SIGNATURES                                                 21

YORK FINANCIAL CORP. AND
SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                     March 31    June 30
                                       1999       1998
ASSETS                            (In thousands, unaudited)

Cash and due from banks:
Noninterest-earning                    $22,108    $17,934
Interest-earning                       153,448    126,613
                                       175,556    144,547

Loans held for sale, net                20,535     17,534
Securities available for sale          122,430     47,940
Securities held to maturity
(fair value at March 31, 1999 -
$18,311
and June 30, 1998 - $5,775)             18,123      5,784
Loans receivable, net                  880,010    951,641
Real estate, net                         9,707     10,994
Premises and equipment                  21,169     19,634
Federal Home Loan Bank
 stock, at cost                          7,976      7,976
Accrued interest receivable              8,049      8,088
Other assets                            20,399      9,451
Investments in joint ventures            3,992      5,679
Total Assets                        $1,287,946 $1,229,268

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits                            $1,121,762 $1,065,777
Federal Home Loan Bank
 advances and other borrowings          30,461     27,861
Advances from borrowers
 for taxes and insurance                 3,233      4,634
Other liabilities                       18,956     21,771
Total Liabilities                    1,174,412  1,120,043

Stockholders' Equity:
Preferred Stock: 10,000,000
 shares authorized and unissued              -          -
Common Stock, $1.00 par value:
Authorized 20,000,000 shares; issued
 March 31, 1999 - 9,733,075 shares;
 June 30, 1998 - 8,968,031 shares        9,733      8,968
Additional capital                      92,605     81,848
Retained earnings                       12,709     18,886
Accumulated other comprehensive income   (851)        318
Unearned ESOP shares                     (662)      (795)
Total Stockholders' Equity             113,534    109,225
Total Liabilities
 and Stockholders' Equity           $1,287,946 $1,229,268

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
                    Three Months        Nine Months
                       Ended               Ended
                      March 31           March 31
                    1999      1998     1999     1998
           (In thousands except per share data, unaudited)

Interest income:
Interest and fees
 on loans           $17,139  $20,255  $52,468   $61,497
Interest on
 securities
 held for trading       157      162      475       511
Interest on
 securities
 available for sale   1,655      928    4,753     2,907
Interest and dividends
 on securities
 held to maturity       397      218      835       717
Other Interest
income                1,801      460    5,819       828
Total Interest
income               21,149   22,023   64,350    66,460
Interest expense:
Interest on
deposits             12,224   12,402   37,789    37,008
Interest on
 borrowings             369      355    1,087     1,743
Total interest
 expense             12,593   12,757   38,876    38,751
Net interest income   8,556    9,266   25,474    27,709
Provision for
 loan losses            915      716    2,772     2,529
Net interest income
 after provision
 for loan losses      7,641    8,550   22,702    25,180
Other income:
Mortgage banking        654      902    2,015     3,137
Gain on sales of
 real estate             56      109      191       131
Gain on sale of
 securities
available for sale        -        -      794         -
Fees and
 service charges        807      785    2,632     2,304
Income (loss)
 from joint ventures   (48)      440      483     1,393
Other operating
 income                 480      341    1,077     1,018
Total other income    1,949    2,577    7,192     7,983
Other expenses:
Salaries and
 employee benefits    3,565    3,464   10,290     9,935
Occupancy               952      965    2,767     2,734
Federal deposit
 insurance              165      156      484       469
Real estate             274      565      672     1,266
Data processing         311      275      921       831
Advertising             195      389      770       795
Other                 1,423    1,780    4,691     4,756
Total other expenses  6,885    7,594   20,595    20,786
Income before
 income taxes         2,705    3,533    9,299    12,377
Provision for
 income taxes           782    1,297    3,201     4,797
Net income           $1,923   $2,236   $6,098    $7,580

Per share data:
Net income            $0.20    $0.24    $0.64     $0.83
Net income -
 assuming dilution    $0.19    $0.23    $0.61     $0.77
Cash dividends paid   $0.13    $0.12    $0.38     $0.35
Weighted
 average shares   9,685,055 9,227,572 9,568,764 9,180,171
Weighted average
 shares - assuming
 dilution         9,960,913 9,938,153 9,953,775 9,870,966

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Nine Months Ended
                                          March 31
                                       1999     1998
                             (In thousands, unaudited)
OPERATING ACTIVITIES
Net income                             $6,098     $7,580
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
Amortization and accretion
 on securities, net                      (37)      (150)
Provision for loan losses               2,772      2,529
Provision for real estate losses          200        914
Depreciation and amortization           1,516      1,361
Loans originated for sale           (142,013)  (118,907)
Proceeds from sales of trading
securities                            132,802    107,727
Realized gains on trading securities  (1,713)    (1,776)
Realized gains on sales
 of securities available for sale       (794)          -
Decrease (increase) in other assets   (9,097)        912
Increase (decrease) in other
liabilities                           (1,509)      4,123
Other                                   (967)    (2,310)
Net cash provided by
 (used in) operating activities      (12,742)      2,003

INVESTING ACTIVITIES
Proceeds from sales of
 securities available for sale         61,582          -
Purchases of securities
 available for sale                  (88,415)       (37)
for sale
Purchaes of securities
 held to maturity                    (14,371)    (2,000)
Proceeds from maturities of
 securities held to maturity            2,000      5,090
Principal repayments on securities     17,019      6,246
Net increase in short-term
 investments                               77          -
Loans originated or acquired,
 net of change in deferred loan fees(209,169)  (187,665)
Principal collected on loans          214,588    190,878
Purchases of real estate                (330)      (365)
Proceeds from sales of real estate      4,741      4,264
Purchases of premises, equipment,
 and tenant improvements, net         (2,855)    (3,555)
Other                                   1,658      (217)
Net cash provided by
 (used in) investing activities      (13,475)     12,639

FINANCING ACTIVITIES
Net increase in noninterest-bearing
 demand deposits, interest-bearing
 transaction accounts, savings
 accounts, and 31-day
 certificates of deposit               64,153     48,825
Net increase (decrease)
 in certificates of deposit           (5,526)     16,435
Decrease in short-term advances
 received from FHLB                         -   (20,000)
Increase in convertible advance
 received from FHLB                       109        279
Repayments of Federal Home Loan Bank
 advances and other borrowings          (151)      (143)
   Issuance of common stock :
Dividend reinvestment plan              1,716      1,725
Stock option plans                      1,454        128
Cash dividends paid                   (3,643)    (3,259)
Retirement of stock                   (1,001)          -
Cash paid in lieu
 of fractional shares                    (18)       (21)
Release of ESOP shares                    133        133
Net cash provided by financing
activities                             57,226     44,102
Increase in cash and cash
equivalents                            31,009     58,744
Cash and cash equivalents
 at beginning of year                 144,547     23,139
Cash and cash equivalents
 at end of year                       $175,556   $81,883

See notes to consolidated financial statements

YORK FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 1999


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

Although the interim amounts are unaudited, they do reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the interim periods. Operating results for the nine month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended June 30, 1998.

Cash Flow Information: For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During the nine months ended March 31, 1999 and 1998, the Association exchanged loans for mortgage-backed securities in the amounts of $198.2 million and $105.3 million, respectively. During the nine months ended March 31, 1999 and 1998, the Association transferred unpaid loan balances from loans to real estate acquired due to foreclosures of $ 4.0 million for each year.

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

The following table sets forth the computation of basic and diluted earnings per share:

                        Three Months         Nine Months
                           Ended                Ended
                          March 31             March 31
                       1999      1998      1999      1998
               (Dollars in thousands, Except Per Share Data)
Numerator:
Net Income             $1,923    $2,236    $6,098    $7,580

Numerator for basic
 and diluted
 earnings per share    $1,923    $2,236    $6,098    $7,580

Denominator:
Denominator for basic
 earnings per share-
 weighted-average
 shares             9,685,055 9,227,572 9,568,764 9,180,171

Effect of dilutive
 securities:
Employee Stock
 Options              275,858   710,581   385,011   690,795

Denominator for
 diluted earnings per
 share - adjusted
 weighted-average
 shares and assumed
 conversion         9,960,913 9,938,153 9,953,775 9,870,966

Basic earnings
 per share              $0.20     $0.24     $0.64     $0.83

Diluted earnings
 per share              $0.19     $0.23     $0.61     $0.77



Note C -- Comprehensive Income

Effective July 1, 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that are displayed with the same prominence as other financial statements, and also provides for footnote disclosure of total comprehensive income in interim financial statements. Total comprehensive income for the three months ended March 31, 1999 and 1998, was $1.4 million and $2.3 million, respectively. Year to date total comprehensive income was $4.9 million for 1999 compared to $7.9 million for 1998. Comprehensive income was lower for the three and nine months ended March 31, 1999 as compared to the same period in 1998 due to lower net income and unrealized holding losses on securities.

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

York Financial is a unitary savings and loan holding company incorporated in Pennsylvania in September 1985 and in August 1986 became the sole stockholder of York Federal Savings and Loan Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At March 31, 1999, the Corporation had consolidated assets of $1.3 billion, total deposits of $1.1 billion and stockholders' equity of $113.5 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans and investment securities. York Federal conducts its business through twenty-five offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage broker relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia.
The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

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

Interest Rate Sensitivity Management

In an effort to maintain control over net interest income, management of York Federal focuses its attention on managing the interest rate sensitivity of assets and liabilities and controlling the volume of lending, securities, deposit and borrowing activities. By managing the ratio of interest sensitive assets to interest sensitive liabilities repricing in the same periods, the Corporation seeks to minimize the adverse effect of interest rate fluctuations. The Corporation's assets and liabilities are not directly exposed to foreign currency or commodity price risk. At March 31, 1999 and June 30, 1998, the Corporation had no off-balance sheet derivative financial instruments.

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

The ALCO monitors the Corporation's interest rate risk position utilizing simulation analysis. Fluctuations in net interest income and net portfolio value ratio are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Such rate scenarios include immediate rate shocks adjusting rates in +/- 100 basis point (bp) increments resulting in projected changes to net interest income over the next 12 months and projected changes in the net portfolio value ratio as indicated in the following table.

An analysis of hypothetical changes in interest rates as of March
31, 1999 compared to June 30, 1998 is as follows:

                  March 31, 1999        June 30, 1998
               Percentage           Percentage
 Basis point   change in     Net     change in     Net
  Change in       Net      portfolio    Net      portfolio
   interest     interest    value     interest    value
    rates      income (1)  ratio (2) income (1)  ratio (2)
                           Increase (decrease)

     200        (2.00%)     8.39%     (4.00%)     8.31%
     100        (1.00%)     8.60%     (2.00%)     8.53%
      0          0.00%      8.82%      0.00%      8.70%
    (100)        0.00%      9.05%      1.00%      8.86%
    (200)        0.00%      9.37%      3.00%      9.05%

(1) The percentage change in this column represents the net interest income in the various rate scenarios, versus the net interest for 12 months in a stable interest rate environment.

(2) The NPV ratio in this column represents the net portfolio value in various rate scenarios, divided by the present value of expected net cash flows from existing assets in those same scenarios. Net portfolio value is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing liabilities, plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts.

Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies, cashflows, and others. The risk profile is consistent from period to period as indicated in the above table. Assumptions and estimates used in simulation analysis are inherently uncertain and, as a consequence, results will neither precisely estimate net interest income or net portfolio value ratio nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to the Corporation's Board of Directors on a quarterly basis. Management has determined that the level of interest rate risk is within acceptable limits.

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

An analysis of the allowance for loan losses, for the periods indicated is as follows:

                                      Nine      Fiscal
                                     Months      Year
                                     Ended      Ended
                                    March 31   June 30
                                      1999       1998
                                    (Dollars in thousands)

Total allowance for loan losses
 at beginning of period                $8,810     $6,413
Loans charged-off:
Real estate - mortgage:
Residential                             1,194      1,701
Commercial                                 16         68
Consumer                                  121         89
Total charged-offs                      1,331      1,858

Recoveries:
Real estate - mortgage:
Residential                               334        212
Commercial                                 22        294
Consumer                                    6         12
Total recoveries                          362        518
Net loans charged-off                     969      1,340
Provision for loan losses               2,772      3,737
Total allowance for loan losses
 at end of period                     $10,613     $8,810
Percentage of net charge-offs to
 average loans outstanding
 during the period                      0.11%      0.13%
Percentage of allowance for loan
 losses to adjusted total loans         1.19%      0.92%

The allowance for loan losses totaled $10.6 million or 1.19% of adjusted total loans of $891 million at March 31, 1999. Such amount is considered adequate relative to management's assessment of risk characteristics inherent in the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to problem loans as well as changes in economic conditions.

An analysis of nonperforming assets is summarized as follows:

                                     March 31   June 30
                                       1999       1998
                                     (Dollars in thousands)
Loans accounted for on
 a nonaccrual basis:
Nonmortgage:
Commercial                                 $32         $-
Accruing loans which are
 contractually
 past due 90 days or more:
Real estate-mortgage:
Residential                              9,792     14,487
Consumer                                 1,288      1,194
Total of 90 days past due loans         11,080     15,681
Total of nonaccrual
 and 90 days past due loans            $11,112    $15,681
As a percent of total loans              1.23%      1.63%

Real estate owned:
Real estate acquired through
foreclosure
 or repossession by loan type:
Real estate:
Residential                             $5,335     $4,543
Commercial                               1,063      2,687
Land                                       418      1,863
Allowance for real estate losses          (16)      (116)
Total real estate owned                 $6,800     $8,977
As a percent of total assets             0.53%      0.73%
Total nonperforming assets             $17,912    $24,658
As a percent of total assets             1.39%      2.01%

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

Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining an allowance for real estate losses (such allowance is separate from and in addition to the allowance for loan losses). For the first nine months of fiscal 1999, net charge-offs were $300,000 and additions to the allowance totalled $200,000 resulting in a decrease in the allowance to $16,000 at March 31, 1999. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.

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

Deposits represent the Association's primary source of funds.
The Association does not rely on brokered deposits as a source of funds. During the first nine months of fiscal 1999, the Association's deposits increased $56.0 million. In addition, York Federal has supplemented its deposit gathering efforts through borrowings from the FHLB of Pittsburgh. At March 31, 1999, York Federal had $25.9 million in FHLB advances outstanding at a weighted average interest rate of 5.39%.

Amortization and prepayments of loans and proceeds from loan and securities sales represent a substantial source of funds to York
Federal. These sources amounted to $423.5 million for the first nine months of fiscal 1999.

The principal use of funds is the origination of mortgage and other loans. Loan demand resulted in total originations of $402.2 million for the period ended March 31, 1999. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity, expanded mortgage broker relationships and Business Banking relationship managers. The volume of originations was favorably impacted by a relatively stable and low-rate interest rate environment and included traditional long term fixed rate loans originated primarily for sale as well as adjustable rate and residential construction loan products.

The combination of the above referenced sources and uses of funds resulted in an increase in liquid assets as evidence in the Corporation's interest-earning overnight cash position of $153.4 million at March 31, 1999, as compared to $126.6 at June 30, 1998. Primary factors contributing to this increase are the interest rate environment that resulted in increased originations of fixed rate loans subsequently sold into the secondary market as well as an increased level of refinance activity resulting in higher than expected loan payoffs, certain loan and security sales to manage interest rate risk levels within acceptable limits, and deposit pricing decisions to facilitate maintenance and expansion of customer relationships.

Under current regulations, York Federal is required to maintain liquid assets at 4.0% or more of its net withdrawable deposits plus short-term borrowings. Effective November 24, 1997, the Office of Thrift Supervision lowered liquidity requirements from 5.0% to 4.0%. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable accounts to exclude accounts with maturities exceeding one year. The result of these changes to the liquidity requirements is to significantly increase the reported liquidity position of the Association. At March 31, 1999, the Association's liquidity level was 21.2%.

Capital

The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at March 31, 1999, totaled $113.5 million compared to $106.8 million at March 31, 1998, an increase of $6.7 million or 6.3%. This growth was a result of a combination of factors including current earnings, cash dividends paid (representing a payout ratio of 59.7%), issuance of shares in connection with various benefit and dividend reinvestment plans, the impact of unrealized gains on "available for sale" securities and retirement of shares related to a stock repurchase program.

The stock repurchase program was announced in February 1999. The Board of Directors authorized the repurchase of 485,000 shares of common stock on the open market. Under the repurchase plan, share purchases may be made from time to time depending on market and business conditions until August 1999.

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

At March 31, 1999, York Federal's tangible and core capital both equaled 7.7% ($98.0 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%/5.0%, respectively. York Federal's total assets do not include any goodwill. York Federal's core capital to risk-weighted assets equaled 12.4% ($98.0 million) at March 31, 1999, which exceeds its required level of 8.0% by $44.2 million, and exceeds the required level to be deemed well capitalized of 10.0% by $28.5 million.

Transactions with Affiliates

Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At March 31, 1999 such transactions are within these regulatory limits.

Results of Operations

Nine months ended March 31, 1999 compared to March 31, 1998

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

Net interest income for the nine months ended March 31, 1999 was $25.5 million compared to $27.7 million for the same period last year, which represents a 7.9% decrease. The decrease in net interest income was primarily attributable to a flattening of the average yield curve for the nine month period ending March 31, 1999 and March 31, 1998 by approximately 28 basis points and a less favorable earning asset composition. The margin on interest-earning assets decreased to 2.88% from 3.33% for the nine months ended March 31, 1999 and 1998, respectively. During the nine months ended March 31, 1999, York Federal originated $402.2 million of loans including loans refinanced from the Association's portfolio. The result of these originations, when combined with mortgage securitizations and sales totaling $198.2 million and loan repayment activity, was a 11.1% decrease in average loans outstanding during the first three quarters of fiscal 1999 as compared to the same period in the prior year. The average balance of securities and other interest earning assets increased $180.3 million over the same period last year and results from the above mentioned secondary market activity as well as an increase in deposits partially offset by repayment of short-term borrowing positions. The resulting composition shift of the Association's assets had a negative effect on interest income and contributed to the yield on earning assets decreasing 72 basis points to 7.27%. The average rate on interest-bearing liabilities decreased to 4.74% as compared to 4.96% in the same period last year. The lower rate on interest-bearing liabilities was as a result of the ability to reprice our deposit products lower in a relatively stable and low-rate interest rate environment and consistent with the flattening yield curve discussed above. The net effect caused the interest rate spread for the current period to decrease to 2.53% from 3.03% in the same period last year.

Provision for Loan Losses

Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio.
See "Asset Quality".

Other Income

Other income was $7.2 million for the nine months ended March 31, 1999, a decrease of $791,000 from the nine months ended March 31, 1998. Mortgage banking income for the nine months ended March 31, 1999 decreased $1,122,000 to $2,015,000 or 35.8% as compared to the same period in 1998. The decrease in mortgage banking income includes a $767,000 decrease in net gains attributable to prior period gain on sale of servicing and lower realized gains on the sale of securities. Such amount was partially offset by gains attributable to capitalized servicing of $1,401,000 in the current year compared to $1,041,000 in the prior year. Additionally, there was a decrease in income from loan servicing fees as discussed below. Mortgage backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At March 31, 1999, securities held for trading were $0.

The combination of volume and rate changes caused loan servicing fees as of March 31, 1999 to decrease $355,000 to $262,000 as compared to March 31, 1998. The decrease is primarily attributable to the implementation of SFAS No. 122 and the related capitalization of mortgage servicing rights as discussed above. Amortization of capitalized mortgage servicing rights for the nine months ended March 31, 1999 was $552,000 and is recognized as a reduction of gross servicing fee income. Such amount compares to $320,000 for March 31, 1998. Mortgage servicing rights represent estimates which are adjusted monthly based on current market conditions. The change in estimate due primarily to faster prepayment speeds resulted in a decrease of $180,000 in the carrying value of mortgage servicing rights in the nine months ended March 31, 1999 as compared to $73,000 in the same period in 1998. In addition, interest costs incurred by the Association in connection with the increased level of repayments resulted in downward pressure on the net servicing rate.

Gain on the sale of available for sale securities totaled $794,000 at March 31, 1999 as compared to $0 at March 31, 1998. FannieMae (FNMA) recently introduced a program which provides for the securitization of high loan-to-value seven year balloon loans. Management, recognizing the default risk associated with this loan type, securitized $58 million of portfolio loans qualifying under the new FNMA program. Furthermore, in consideration of the interest rate risk associated with this asset, $40.6 million of these securities were sold resulting in the aforementioned gain for the nine months ended March 31, 1999. The balance of such securities are held in securities available for sale portfolio at March 31, 1999.

Fees and service charges for the nine months ended March 31, 1999 increased by 14.2% to $2,632,000 compared to $2,304,000 in the same period in 1998, and is primarily a result of the current service charge fee structure coupled with growth in loans and deposits.

The Corporation is a partner in various joint ventures. For the first nine months of fiscal 1999, income from these joint ventures totaled $483,000 as compared to $1,393,000 for the same period in fiscal 1998. The current period income was primarily related to the Corporation's share in the net income of a venture capital partnership. For fiscal 1999, gains on security distributions and income related to the increased market value of underlying portfolio investments was lower than amounts recognized in fiscal 1998.

Other operating income was $1,077,000 in the first nine months of fiscal 1999 as compared to $1,018,000 in the first nine months of fiscal 1998. The increase was due to income from executive life insurance which was partially offset by a reduction in appraisal and inspection fees performed for third parties. Lenders Support Group, an affiliate of York Federal, performed appraisal and inspection activities for the Association and the general public. Effective September 30, 1998, the activities of Lenders Support Group were absorbed into the Association with appraisal and inspection activities for third parties discontinued.

Other Expenses

Other expenses of $20.6 million decreased $191,000 or .9% for the nine months ended March 31, 1999 as compared to the same period in 1998.

Salaries and employee benefits for the nine months ended March 31, 1999 increased $355,000 or 3.6% over the same period in 1998 and is attributable to annual adjustments through the salary administration program. The number of full time equivalent personnel at March 31, 1999 was 399 compared to 400 at March 31, 1998. Real estate expenses decreased $594,000 when compared to March 31, 1998 and is primarily attributable to a decrease in the provision for possible real estate losses. Advertising cost decreased $25,000 or 3.1% for the nine months ended March 31, 1999 as compared to the same period in 1998, and is primarily attributable to timing of advertising programs. Other expenses for the nine months ended March 31, 1999 decreased $65,000 or 1.4% compared to the same period in 1998, resulting from increased cost of services and the effects of increased loan and deposit volume offset by elimination of costs incurred in 1998 to examine the Association's operating efficiency.

Provision for Income Taxes

The provision for income taxes of $3.2 million for the nine months ended March 31, 1999 represents an effective tax rate of 34.4% as compared to 38.8% for the same period last year.

Other Matters

Impact of Year 2000

We are less than eight months from the turn of the century. This milestone has generated widespread concern over its potential impact on business continuity. Historically, most computer programs were written using two digits rather than four to designate the applicable year. As a result, it is anticipated that computer systems may recognize a date using "00" as the year 1900 rather than the year 2000. This situation along with certain other date issues is commonly referred to as the "Year 2000 Issue." Such situations could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Year 2000 Issue is recognized by the Corporation as a significant business issue and is receiving intense management focus. The majority of the Corporation's transaction processing is provided by a third party processor. A Year 2000 project team has been organized and a comprehensive action plan designed to achieve Year 2000 readiness. The project is addressing not only computer and technology areas but all areas of our business.
Many non-computer systems include embedded technology and may be affected by the Year 2000 Issue if not appropriately addressed. The action plan has five key project phases: awareness, assessment, remediation, validation, and implementation addressing systems for both the Corporation and its third party processor. The awareness and assessment phases have been completed and the remediation, validation and implementation phases were substantially completed by the December 31, 1998 deadline. Currently, we are in the process of completing the interface/integration testing between all key vendors and systems to ensure application compatibility. This exercise provides an opportunity to resolve any issues that may arise prior to the turn of the century.

As part of the Year 2000 action plan the Corporation has initiated formal communications with all of its significant suppliers and large customers to determine the extent to which its systems will need to be modified or replaced or are vulnerable to those third parties' failure to remediate their own Year 2000 issues. While the Corporation has taken and will continue to take appropriate actions to mitigate the risk of adverse consequences associated with the failure of a third party to address these issues, there can be no guarantee that the systems of third parties will be timely converted and will not have an adverse effect on York Financial. As a precaution the Corporation is in the process of developing and testing of contingency plans which will be substantially complete for all mission critical systems and services by June 30, 1999.

The Corporation has followed the Year 2000 guidelines of the Federal Financial Institutions Examination Council (FFIEC) to ensure compliance and readiness.

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


Date May 12, 1999

/s/ Robert W. Pullo
Robert W. Pullo, President - Chief Executive Officer

Date May 12, 1999

/s/ James H. Moss
James H. Moss, Senior Vice President -
Chief Financial Officer/Treasurer