Form 10-K405
period 1999-06-30
YORK FINANCIAL CORP
filed 1999-09-24
CIK 777876

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                     ---------------------------

                              FORM 10-K

                   Commission File Number: 0-14995

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended June 30, 1999

                                OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                            YORK FINANCIAL CORP.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Pennsylvania                                   23-2427539
-------------------------------                    -------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

101 South George Street, York, Pennsylvania              17401
-------------------------------------------        -------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (717) 846-8777
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 1, 1999, there were issued and outstanding 9,598,384 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on the Nasdaq National Market System on September 1, 1999 was $138,576,669 ($14.4375 per share based upon 9,598,384 shares). Directors and officers of the registrant are not considered affiliates for purposes of this calculation.

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999. (Parts I and II)

2. Portions of Proxy Statement for the 1999 Annual Meeting of Stockholders. (Part III)

                                  PART I

Item 1.  Business
-----------------

     York Financial Corp. ("York Financial" or the "Corporation") was incorporated in Pennsylvania in September 1985 and in August 1986 became a unitary savings and loan holding company and the sole shareholder of York Federal Savings and Loan Association ("York Federal" or the "Association"). At June 30, 1999, the Corporation had assets of $1.4 billion, total deposits of $1.1 billion and stockholders' equity of $110.4 million.

     Presently, the primary business of York Financial is the business of York Federal. York Federal received its federal charter in 1955. At June 30, 1999, York Federal's stockholder's equity was $93.6 million. York Federal is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination, and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The executive offices of York Federal and the Corporation are located at 101 South George Street, York, Pennsylvania 17401 (telephone number: (717) 846-8777).

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

     York Federal conducts its business through twenty-five offices located in south central Pennsylvania and Maryland. Effective August 1, 1999, the two Shrewsbury offices were combined into one office resulting in twenty-four office locations. York Federal maintains a commissioned mortgage origination staff as well as mortgage correspondent relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia, although loans are originated in eleven states within the Mid-Atlantic region.

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

Selected Financial Data and Other Items

     The information contained in the Corporation's Annual Report to Stockholders, attached hereto as Exhibit 13 ("Annual Report"), for the fiscal year ended June 30, 1999, is incorporated herein by reference.

Interest Rate Sensitivity Management and Market Risk

     The information contained on pages 7 through 8 of the Corporation's Annual Report is incorporated herein by reference.

Lending Activities

     General. On a consolidated basis, the Corporation's net loan portfolio totaled $909.2 million at June 30, 1999, representing 66.6% of its total assets. On that date, the portfolio consisted of loans secured by mortgages on residential properties, commercial real estate loans, including loans secured by undeveloped real estate, commercial business loans, and consumer loans.

     York Federal originates for its own portfolio adjustable rate and intermediate term real estate mortgage loans, consumer loans and certain commercial real estate and commercial business loans. York Federal generally has a policy of selling in the secondary market its originations of conforming long-term (15 to 30 years), fixed rate real estate mortgage loans. Although loans within the portfolio may have original maturities of 15 to 30 years, experience has indicated that because of refinancing and prepayments, such loans remain outstanding for significantly shorter periods than their contractual terms.

     Additional information concerning the loan portfolio is contained on pages 11 through 15 of the Corporation's Annual Report and is incorporated herein by reference. For additional information about the Corporation's lending activities and commitments, see Notes 1, 5 and 17 of the Notes to Consolidated Financial Statements.


     Loan Portfolio Analysis.  The following table sets forth the composition of the Association's loan portfolio by type of loan as of the dates indicated:

                                                          At June 30,
                    ---------------------------------------------------------------------------------------
                         1999              1998              1997              1996              1995
                    ---------------   ---------------   ---------------   ---------------   ---------------
                    Amount   Percent  Amount  Percent   Amount  Percent   Amount   Percent  Amount  Percent
                    ------   -------  ------  -------   ------  -------   ------   -------  ------  -------
                                                            (Dollars in thousands)
Real estate loans:
Residential first
mortgage loans:
 Conventional.....  $595,854  65.5%   $680,779  71.5%   $772,962  77.5%   $718,755   76.6%  $602,072  71.2%
 Construction.....   159,138  17.5     111,032  11.7      65,641   6.6      65,725    7.0     79,742   9.4
                   --------- -----   --------- -----    -------- -----    --------  -----   -------- -----
                     754,992  83.0     791,811  83.2     838,603  84.1     784,480   83.6    681,814  80.6

Commercial first
mortgage loans:
 Conventional.....    82,485   9.1      56,047   5.9      48,443   4.9      62,006    6.6     82,544   9.8

 Construction.....    30,269   3.3      14,258   1.5       9,967   1.0       9,840    1.0      6,409   0.8
                   --------- -----   --------- -----    -------- -----    --------  -----   -------- -----
                     112,754  12.4      70,305   7.4      58,410   5.9      71,846    7.6     88,953  10.6
                   --------- -----   --------- -----    -------- -----    --------  -----   -------- -----
                     867,746  95.4     862,116  90.6     897,013  90.0     856,326   91.2    770,767  91.2

Commercial
business loans....    12,364   1.4       3,737   0.4         496    --       1,714    0.2      2,751   0.3

Consumer loans:
 Automobile loans.     2,684   0.3       2,459   0.3       2,597   0.3       5,301    0.6      5,945   0.7
 Mobile home loans     1,697   0.2       1,954   0.2       2,249   0.2       1,362    0.1      1,306   0.2
 Education loans..    19,246   2.1      18,360   1.9      17,163   1.7      15,505    1.7     12,777   1.5
 Savings account
  loans...........     2,186   0.3       2,479   0.3       2,334   0.2       2,001    0.2      1,916   0.2
 Home improvement
  loans...........     3,041   0.4       4,582   0.5       3,987   0.4       3,901    0.4      3,360   0.4
 Boat loans.......     1,098   0.1       1,711   0.2       2,525   0.3       3,126    0.3      4,326   0.5
 Home equity
  loans...........    49,390   5.4      50,659   5.3      53,827   5.4      49,217    5.2     49,900   5.9
 Other............    65,216   7.2      56,836   6.0      49,805   5.0      34,401    3.7     27,220   3.2
                   --------- -----   --------- -----   --------- -----    --------  -----   -------- -----
                     144,558  16.0     139,040  14.7     134,487  13.5     114,814   12.2    106,750  12.6
                   --------- -----   --------- -----   --------- -----    --------  -----   -------- -----
    Subtotals..... 1,024,668         1,004,893         1,031,996           972,854           880,268

Less:
 Loans in process.   106,088  11.6      45,382   4.8      28,302   2.9      27,497    2.9     26,577   3.1
 Unamortized loan
  fees (expenses)
  and unearned
  income..........    (1,416)   --        (940)   --        (560)   --         178     --      2,646   0.3
 Allowance for
  loan losses.....    10,803   1.2       8,810   0.9       6,413   0.6       6,609    0.7      5,840   0.7
                   --------- -----   --------- -----   --------- -----    --------  -----   -------- -----
                     115,475  12.8      53,252   5.7      34,155   3.5      34,284    3.6     35,063   4.1
                   --------- -----   --------- -----   --------- -----    --------  -----   -------- -----
   Total.......... $ 909,193 100.0%  $ 951,641 100.0%  $ 997,841 100.0%   $938,570  100.0%  $845,205 100.0%
                   ========= =====   ========= =====   ========= =====    ========  =====   ======== =====

                                                               3


Loan Maturity

    The following table sets forth the dollar amount of total loans receivable which have predetermined interest rates and those which have floating or adjustable interest rates.



              Due within one year          Due one to five years      Due more than five years
              of June 30, 1999 (1)         after June 30, 1999 (1)    after June 30, 1999 (1)
         ----------------------------- ----------------------------- ----------------------------
            Pre-    Floating or           Pre-     Floating or          Pre-    Floating or
         Determined Adjustable         Determined  Adjustable        Determined Adjustable          Grand
           Rates     Rates     Total     Rates     Rates     Total     Rates     Rates    Total     Total
         --------- --------- --------- --------- --------- --------- --------- -------- --------- ---------
                                                   (In thousands)
Real
 Estate
 Conven-
  tional
  Residen-
   tial and
   commer-
   cial..$ 103,844 $  44,768 $ 148,612 $ 284,675 $ 104,826 $ 389,501 $  86,517 $ 51,472 $ 137,989 $ 676,102
Construction
  Residential
   and commer-
   cial..    7,435     4,265    11,700    21,349    12,245    33,594    25,586   14,676    40,262    85,556
Commercial
 business
 loans...    1,718     9,020    10,738       241       764     1,005        --      621       621    12,364
Consumer.   26,645    52,390    79,035    42,882    19,561    62,443     3,080       --     3,080   144,558
         --------- --------- --------- --------- --------- --------- --------- -------- --------- ---------
  Total..$ 139,642 $ 110,443 $ 250,085 $ 349,147 $ 137,396 $ 486,543 $ 115,183 $ 66,769 $ 181,952 $ 918,580
         ========= ========= ========= ========= ========= ========= ========= ======== ========= =========
---------------
(1) Based on contractual terms to maturity and adjusted for market consensus prepayment assumptions.

                                                         4

     Residential Real Estate Loans. At June 30, 1999 approximately 83.0% of York Federal's loan portfolio was comprised of one-to-four family residential mortgage loans. The loan-to-value ratio, maturity and other provisions of the loans made by York Federal have generally reflected the policy of making the maximum loan permissible consistent with applicable regulations, market conditions, and lending practices and underwriting standards established by York Federal. Loans in excess of the 90% loan-to-value ratio are insured for the amount which the loan exceeds 80% of value. Interest rates and fees charged on loans originated by York Federal are competitive with other lenders in the general market area.

     Generally, the permanent fixed rate residential loans currently originated by York Federal are structured to conform with terms and conditions which would enable these loans to be sold in the secondary market. At June 30, 1999, $30.6 million of conventional mortgages were held for sale in the secondary market. The Association makes loans not conforming to these secondary marketing requirements and retains these loans in portfolio. Such loans are generally made with adjustable interest rates.

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

     Commercial Real Estate and Business Loans. York Federal has developed a business banking group to more aggressively pursue commercial real estate and business lending opportunities within its branch market area. These activities are expected to provide higher yields and shorter terms and/or repricing characteristics than other loan types within the portfolio. The Association's existing commercial loan portfolio includes a mix of land development, construction and permanent financing on commercial and multi-family real estate as well as commercial business loans representing working capital, equipment and some unsecured lending. Commercial loans are typically made for terms of up to 20 years either as adjustable interest rate loans with rate adjustment provisions of one to five years, with monthly rate adjustment provisions, or as "balloon" loans with abbreviated maturity dates.

     The commercial real estate loan portfolio is secured by commercial and single family condominiums, land for development, hotel/motel/restaurant, multi-family residential, office, industrial, and retail buildings and other properties. These loans are made in amounts generally limited to 80% of the appraised value of the property securing the loan. Commercial real estate loans are usually considered to be of higher risk than residential loans and represent 12.4% of York Federal's portfolio as of June 30, 1999.

     Commercial business loans may be made for working capital or equipment financing supported by appropriate collateral (i.e., accounts receivable, inventory, equipment) or in some instances unsecured lending supported by the creditworthiness of the borrower and appropriate guarantees. All loans are subjected to a rigorous risk identification and loan grading process in connection with extending the credit as well as ongoing credit analysis and evaluation while the loan is outstanding. At June 30, 1999, commercial business loans totaled $12.4 million or 1.4% of total loans. Such loans may have fixed rates but generally have adjustable rates tied to prime, libor, treasury or federal funds indices.

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

     Consumer Loans. At June 30, 1999, consumer loans totaled $144.6 million or approximately 16.0% of York Federal's total loan portfolio. The consumer loan portfolio is composed of automobile loans, loans secured by savings accounts, mobile home loans, home improvement loans, boat loans, education loans and other consumer loans. In addition, York Federal offers to its customers a home equity line of credit. Such loans are made in amounts generally not to exceed the difference between 90% of the current property value less the balance of other loans outstanding secured by the property. Loans typically adjust monthly at the Citibank prime rate. At June 30, 1999, York Federal had approximately $49.4 million of home equity loans outstanding under total lines of credit available of $107.0 million.

     It is York Federal's intention to emphasize consumer lending consistent with prudent underwriting practices in order to take advantage of the generally higher yields on these loans as well as their shorter terms. Consumer loans may entail greater risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by assets that depreciate rapidly. In addition, consumer loan collections are dependent on the borrower's continuing financial stability and, thus, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

     Construction Loans. York Federal provides loans to finance the construction of and permanent financing for residential and commercial real estate properties. Such construction/permanent financing is considered to have less risk than construction financing. At June 30, 1999, the Association had $85.6 million net of loans in process or 9.3% of total loans outstanding in construction loans. The Association considers this a niche product and continues to be committed to this type of lending. York Federal's policy is to grant single family construction loans up to 95% of the appraised value for an individual's personal residence. Residential construction/permanent loans generally are made for a six-month term. This period may be extended subject to negotiation and the payment of an extension fee.

     Commercial construction loans are made at adjustable rates of interest for terms of six months, although York Federal periodically makes longer term commercial construction loans on larger projects. Commercial construction financing is considered to involve a higher degree of credit risk than long term financing of residential properties. York Federal's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost and the salability of the property upon completion of the project proves to be inaccurate, York Federal may advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, York Federal may be confronted, at or prior to the maturity of the loan, with a project that is under valued and which is insufficient to assure full repayment.

     Loan Sales. Generally, fixed rate long-term mortgage loans are sold in the secondary mortgage market to FNMA, FHLMC and other investors. In addition, when deemed prudent, York Federal has securitized adjustable rate, 7 year balloon and 5/1 CMT (i.e., five year fixed and converts to one year adjustable) adjustable rate mortgages. At June 30, 1999, York Federal had outstanding commitments to sell $25.3 million in loans. York Federal generally expects to satisfy these commitments with loans originated within the respective commitment period.

     In prior years, certain sales to FNMA included recourse provisions. For additional information, see Note 17 of the Notes to Consolidated Financial Statements.

     In connection with loan sales, York Federal generally retains the servicing rights of the loans. See Notes 1 and 6 of the Notes to Consolidated Financial Statements and pages 13 through 17 of the Annual Report.

     Loan Commitments. York Federal makes commitments to grant conventional mortgage loans on existing residential dwellings for periods of up to 60 days from the date of rate lock-in. Such commitments are generally made at the market rate of interest prevailing at the time the loan application is received. During fiscal 1999, less than 5% of loan commitments expired without being funded. At June 30, 1999, York Federal's outstanding residential and commercial mortgage loan commitments amounted to $36.8 million. See Note 17 of the Notes to Consolidated Financial Statements.

Asset Quality

     The information contained on pages 9 through 11 of the Corporation's Annual Report is incorporated herein by reference.


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

                                                           At June 30,
                          --------------------------------------------------------------------------------
                               1999             1998             1997            1996          1995
                          ----------------- --------------- ---------------- -------------- --------------
                                 % of loans      % of loans       % of loans     % of loans     % of loans
                                  in each         in each          in each         in each        in each
                                  category        category         category        category       category
                                  to gross        to gross         to gross        to gross       to gross
                          Amount    loans   Amount  loans   Amount  loans   Amount  loans   Amount  loans
                          ------    -----   ------  -----   ------  -----   ------  -----   ------  -----
                                                        (Dollars in thousands)
Loans:
 Real Estate
  Residential...........  $  4,696   72.4%  $3,158   78.3%  $2,485   81.2%  $2,063   80.5%  $1,500   77.0%
  Commercial............     2,106   10.4      893    6.8      740    5.4    1,430    7.2    1,700   10.2
 Commercial
  business loans........       607    1.4      263    0.4       35     --       65    0.2       50    0.3
 Consumer...............       878   15.8      656   14.5      514   13.4      406   12.1      350   12.5
 Unallocated............     2,516     --    3,840     --    2,639     --    2,645     --    2,240     --
                          --------  -----   ------  -----   ------  -----   ------  -----   ------  -----
  Total allowance for
   loan losses..........  $ 10,803  100.0%  $8,810  100.0%  $6,413  100.0%  $6,609  100.0%  $5,840  100.0%
                          ========  =====   ======  =====   ======  =====   ======  =====   ======  =====

                                                         8

     Management recognizes the importance of an adequate allowance for loan losses and makes provision for loan losses during each fiscal year in amounts consistent with evaluated risks. Management of York Federal assesses risk known and inherent in the portfolio by identification of specific problem assets, consideration of past loss experience and other qualitative factors. OTS regulations require a classification system that includes three classifications for problem assets: substandard, doubtful and loss. Problem amounts are identified through consideration of nonperforming loans. Substandard assets must have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified as loss, the insured institution must charge off such amount. Assets that do not currently expose an insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated "special mention" and are monitored by the Association. The management of York Federal assigns a risk factor to each asset classification and monitors such asset classifications on an ongoing basis with the results representing a primary consideration in determining the adequacy of the allowance for loan losses.

     In addition, management considers the past loss experience on various segments of the loan portfolio after adjusting for asset classifications and assigns an appropriate risk factor to be applied to the balance in assessing the adequacy of the allowances. Finally, other qualitative factors are considered and risk factors assigned to represent the impact of indicators such as current economic conditions, competition, trends in delinquencies, charge-offs and nonperforming loans and volume/term of current loan production.

     The resulting risk assessment and allocation of the allowance as indicated in the table indicates the allowance for loan loss at June 30, 1999 of $10.8 million is adequate relative to the known and inherent risks in the portfolio.

     Non-Performing Loans. The information contained on pages 8 through 11 of the Corporation's Annual Report is incorporated herein by reference. See Notes 1 and 5 of the Notes to Consolidated Financial Statements. Effective June 30, 1999, the Association implemented the Uniform Retail Credit Classification Policy. With the implementation of the policy, a one-time charge to the allowance for loan losses of $408,000 was recognized representing the total amount due on certain loans identified in accordance with the policy, in excess of the net realizable value of the underlying collateral. Previously, the Association had a nonaccrual policy which primarily effected commercial loans. With the implementation of the Uniform Retail Credit Classification Policy, in addition to commercial loans, nonaccrual loans include consumer and mortgage loans. The Association had nonaccrual loans totaling $919,000 at June 30, 1999 compared to $0 at June 30, 1998.

     Real Estate Owned. The information contained on pages 8 through 11 of the Corporation's Annual Report is incorporated herein by reference. See Notes 1 and 7 of the Notes to Consolidated Financial Statements.

Investment Activities

     Investment decisions are made by the Asset/Liability Committee of York Federal under the supervision of York Federal's Board of Directors. The Association's policies generally limit investments to U.S. Government and agency securities, mortgage-backed securities issued and guaranteed by Federal Home Loan Mortgage Corporation ("FHLMC"), Federal National Mortgage Association ("FNMA"), and Government National Mortgage Association ("GNMA"), and Bank qualified municipal bonds and investment grade corporate debt obligations. Investments are made based on various considerations, which include the interest rate, yield, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments) and projected risk based capital positions. The effect that the proposed investment would have on the Association's credit and interest rate risk is also given consideration during the evaluation.

     The following table sets forth the carrying value of York Federal's short-term investments, securities held for trading, securities available for sale, securities held to maturity and FHLB stock at the dates indicated.

                                                           At June 30,
                                                 ------------------------------
                                                    1999      1998      1997
                                                         (In thousands)
Short-term investments:
 Interest bearing deposits..................     $  8,958   $126,613  $  1,527

Securities:
 Held for Trading:
    Mortgage-backed.........................           --         --     7,158
 Available for Sale:
    Equity Securities.......................        1,335        338        --
    U.S. Treasury and other U.S.
     Government Agencies....................      161,856     14,810     6,095
    Mortgage-backed.........................      132,500     32,792    53,595
                                                 --------   --------  --------
        Total...............................      295,691     47,940    59,690
 Held to maturity:
    U.S. Treasury and other U.S.
     Government Agencies....................        3,498      5,500     8,590
    Corporate debt..........................       18,903         --        --
    Mortgage-backed.........................          217        284       363
                                                 --------   --------  --------
        Total...............................       22,618      5,784     8,953

FHLB of Pittsburgh stock....................        7,976      7,976     7,907
                                                 --------   --------  --------
   Total....................................     $335,243   $188,313  $ 85,235
                                                 ========   ========  ========

     During fiscal 1999, liquid assets were deployed primarily into available for sale securities. Additionally, leverage strategies were initiated to effectively utilize available capital which resulted in the expansion of the investment portfolio through the purchase of available for sale securities and held to maturity securities with a related increase to borrowings. Securities purchased under these strategies include U.S. Treasury and other U.S. Government agency securities which generally include call features which allow the issuing agency the right to call the securities at various dates prior to final maturity, mortgage-backed securities and investment grade corporate debt securities primarily in the form of trust preferred securities issued by other financial institutions. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Association. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, FNMA and the GNMA.

Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Association. These types of securities also permit the Association to optimize its regulatory capital because they have low risk weighting.

     For further discussion of changes in the investment portfolio as noted in the preceding table and the related impact on interest rate sensitivity and market risk, see pages 7, 8 and 11 through 15 of the Corporation's Annual Report which is incorporated herein by reference. For additional information about the Corporation's investment activities, see Notes 1 and 4 of the Notes to Consolidated Financial Statements.

     Federal Home Loan Bank (FHLB) Stock. The Association maintains its stock position with the FHLB of Pittsburgh in an amount sufficient to satisfy its membership requirement. See "Regulation -- Federal Regulation of Savings Associations -- Federal Home Loan Bank System."


     The following table represents maturity distributions of various debt securities based on contractual terms to maturity adjusted for market consensus prepayment assumptions:

                                                   At June 30, 1999
               --------------------------------------------------------------------------------------------
                    One Year      One to Five      Five to Ten      More Than
                    or Less         Years             Years         Ten Years         Total Securities
               --------------- ----------------  --------------- --------------- --------------------------
               Amortized       Amortized         Amortized       Amortized       Amortized  Fair    Average
                 Cost    Yield    Cost    Yield    Cost    Yield   Cost    Yield    Cost    Value    Yield
                 ----    -----    ----    -----    ----    -----   ----    -----    ----    -----    -----
                                                       (Dollars in thousands)
Securities:

 Available for
  Sale:
  U.S. Treasury
   and other U.S.
   Government
   agencies.....$ 1,048  5.67%  $ 82,833  5.93%  $ 79,187  6.36%  $ 1,682  5.67%  $164,750  $161,856  6.13%
  Mortgage-
   backed....... 23,288  6.09     63,821  6.07     29,050  5.88    18,045  5.68    134,204   132,500  5.98
                -------  ----   --------  ----   --------  ----   -------  ----   --------  --------  ----
                $24,336  6.07%  $146,654  5.99%  $108,237  6.23%  $19,727  5.68%  $298,954  $294,356  6.06%
                =======  ====   ========  ====   ========  ====   =======  ====   ========  ========  ====
 Held to Maturity:
  U.S. Treasury
   and other U.S.
   Government
   agencies.....$    --    --%  $     --    --%  $  3,498  6.88%  $    --    --%  $  3,498  $  3,484  6.88%
  Corporate
   debt.........     --    --         --    --      4,882  5.94    14,021  6.61     18,903    18,920  6.44
  Mortgage-
   backed.......     50  8.58        135  8.58         32  8.58        --    --        217       231  8.58
                -------  ----   --------  ----   --------  ----   -------  ----   --------  --------  ----
                $    50  8.58%  $    135  8.58%  $  8,412  6.34%  $14,021  6.61%  $ 22,618  $ 22,635  6.53%
                =======  ====   ========  ====   ========  ====   =======  ====   ========  ========  ====

                                                         12

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

     Deposits. York Federal offers a number of deposit accounts, including passbook and statement savings accounts, NOW accounts, money market type accounts and certificate accounts, including Jumbo certificate accounts, ranging in maturity from seven days to ten years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Deposit accounts are primarily held by customers within York Federal's primary market area. At June 30, 1999 there were no broker-originated deposits. See Note 10 of the Notes to Consolidated Financial Statements.

     Changes in the composition of the Association's deposit portfolio were due to customers reaction to the current rate environment in fiscal 1999. The Association priced money market deposit accounts and certain certificate accounts in order to maintain existing customers, extend maturities and attract new customers searching for investment alternatives as other deposits matured. This resulted in a shift in interest-bearing liabilities from low cost transaction accounts to higher cost money market and certificate accounts.

     The following table indicates the amount of York Federal's certificates of deposit of $100,000 or more by terms remaining to maturity as of June 30, 1999.

                                        Certificates
Maturity Period                          of Deposit
---------------                          ----------
                                       (In thousands)

Three months or less.................      $27,065
Three through six months.............       19,038
Six through twelve months............       15,310
Over twelve months...................       29,586
                                           -------
  Total..............................      $90,999
                                           =======

     Borrowings. As discussed within the Corporation's investment activities section above, leverage activities were initiated during fiscal 1999, which is the primary reason for the increase in short-term borrowings.

     For further discussion of changes in short-term borrowings as noted in the following table, see pages 11 through 15 of the Corporation's Annual Report, which is incorporated herein by reference. For additional information about the Corporation's borrowing activities, see Note 11 of the Notes to Consolidated Financial Statements.

     The following is a summary of aggregate short-term borrowings for the years ended June 30, 1999, 1998 and 1997, respectively:

                                                      Year Ended June 30,
                                                   ------------------------
                                                   1999       1998     1997
                                                   ----       ----     ----
                                                         (In thousands)

Amount outstanding at end of year.............  $87,288    $ 1,252   $ 20,000
Average interest rate at end of year..........     5.14%      4.44%      5.87%
Maximum amount outstanding at any month-end...  $87,288    $29,000   $120,500
Average amount outstanding....................  $ 9,771    $12,479   $ 86,523
Weighted average interest rate for the year...     4.60%      5.70%      5.41%

Yields Earned and Rates Paid

     See pages 13 through 15 of the Corporation's Annual Report incorporated by reference herein.

Subsidiaries of York Federal

     York Financial Investment Corp. York Financial Investment Corp. ("YFIC") is an operating subsidiary of York Federal and is incorporated in the State of Delaware for the purpose of engaging in investment management services including the maintenance and management of investments and collection and distribution of the income from such investments. Originally incorporated in 1997 as a wholly owned subsidiary of New Service Corp., effective October 1, 1997, New Service Corp. dividended its interest in YFIC to York Financial which in turn contributed its interest in YFIC to York Federal. York Federal made capital contributions to YFIC at various times during the year in the form of securities held to maturity and securities available for sale. During fiscal 1999, YFIC received contributed capital of $274.0 million, net income of $6.9 million and unrealized losses on securities available for sale of $3.3 million net of applicable income taxes resulting in YFIC's stockholders' equity of $345.9 million at June 30, 1999.

Subsidiaries and Joint Ventures of the Corporation

     The directors of subsidiaries consist exclusively of persons who serve as either officers or directors of the Corporation or York Federal.

     Y-F Service Corp. ("Y-F Service/YFSC"). Y-F Service owns office facilities which it leases to York Federal and affiliates and is engaged in land acquisition, development and construction of future branch locations. During fiscal 1999, YFSC completed development of two new branch locations and at June 30, 1999 had two branch development projects in progress with projected openings by the end of 1999 and Spring 2000. During fiscal 1996, Y-F Service substantially completed the construction of an office building in the City of York consisting of approximately 45,000 square feet of retail office space.
This building is primarily occupied by the Association's administrative support staff but also includes lease of certain space to an unrelated third party.
This construction project included the restoration of a historically significant facade partially funded by state grant monies and is representative of the Corporation's ongoing investment in its community. Y-F Service's net income was $313,000 for the year ended June 30, 1999. Stockholders' equity was $3.4 million at June 30, 1999.

     First Capital Brokerage Services, Inc. ("First Capital"). First Capital is a wholly owned discount securities brokerage subsidiary that provides services to customers of York Federal and the general public. Operations commenced October 1987. First Capital's net worth at June 30, 1999 was $194,000 net of capital distributions to York Financial during fiscal 1999 totaling $29,000 and its net income for the year ended June 30, 1999 was $60,000.

     First Capital Insurance Services Inc. (Formerly YF Insurance Agency). Incorporated in 1992, First Capital Insurance Services Inc. is a wholly-owned subsidiary of the Corporation and is available to provide credit life and health insurance products to certain of the insured institution's consumer loan customers, employee group benefit plans, as well as a wide variety of life insurance products to the retail market. First Capital Insurance Services Inc.'s net income was $13,000 for the year ended June 30, 1999. Stockholders equity was $11,000 at June 30, 1999.

     New Service Corp. ("New Service"). New Service Corp. primarily engages in land acquisition, development and construction projects for management or resale. New Service, is engaged in a joint venture involving the acquisition and development of residential real estate lots. The total number of developed lots was 122 with 18 remaining to be sold. At June 30, 1999, New Service Corp.'s investment of $333,000 represents a 50% equity interest in the venture with total assets of $713,000. See Note 9 of the Notes to Consolidated Financial Statements. In addition, New Service has investments in real estate, primarily office buildings. Losses were realized from operations due to the level of vacancies experienced in properties held for investment. New Service's net loss for the year ended June 30, 1999 was $139,000. At June 30, 1999 stockholders' equity was $665,000.

     Lenders Support Group ("LSG"). LSG performs residential construction and home inspection and residential appraisal services for York Federal and the
general public.    During fiscal 1999, and as part of the company's ongoing
business planning process, it was determined to reassign the construction inspection and appraisal activities within the consolidated group to York Federal's mortgage banking group. LSG's operations were discontinued as of September 30, 1998 and was inactive for the remainder of the year. Operations during fiscal 1999 resulted in net income of $47,000. LSG's net worth was $1,000 at June 30, 1999.

     Meridian Venture Partners ("MVP"). MVP is an equity oriented venture capital partnership organized under the laws of Pennsylvania in February 1987, and licensed as a small business investment company. The purpose of MVP is to make equity investments, primarily in established companies (as opposed to start-up companies). The Corporation originally invested $4.0 million in MVP. During fiscal 1999, York Financial purchased the partnership interest of a limited partner resulting in a net limited partner capital position of 25.6% (net of SBA preferred limited partner interest discussed below). The net amount of the investment at June 30, 1999 including the Corporation's share of reported gains (losses) recognized using the equity method of accounting and partnership distributions is $3.8 million.

     York Financial's share of MVP income from operations for the year ended June 30, 1999 including market value adjustments of portfolio investments is $1.4 million. Such amount compares to income of $1.5 million for the year ended June 30, 1998. As of June 30, 1999, MVP had total assets of $32.6 million. As of September 30, 1994, the Small Business Administration ("SBA") was admitted as a Preferred Limited Partner to MVP. This admission enables MVP to draw down additional capital from the SBA in the form of Participating Securities. These securities share in distributions from MVP. As of June 30, 1999, MVP had $14.9 million of Participating Securities outstanding.


                                REGULATION

General

     As a federally chartered and federally insured thrift institution, York Federal is subject to extensive regulation. Lending activities and other investments and capital position must comply with various statutory and regulatory requirements. The Association is regularly examined by its federal regulators and files periodic reports concerning the Association's activities and financial condition. The Association's relationship with its depositors and borrowers also is regulated to a great extent by both federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of the Association's mortgage documents.

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

     Federal Home Loan Bank System. The Association, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Pittsburgh. The Association is in compliance with this requirement with an investment in FHLB of Pittsburgh stock of $8.0 million at June 30, 1999.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Pittsburgh.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of depository institutions. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF").

     The Association's deposit accounts are insured by the SAIF to the maximum extent permitted by laws. As the Association's insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium while institutions that are less then adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern, pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a quarterly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The Association has maintained liquidity levels during the year ended June 30, 1999 in excess of regulatory requirements.

     Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any
capital measure.   At June 30, 1999, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.  See
Note 14 of the Notes to Consolidated Financial Statements.

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

     Qualified Thrift Lender Test. The QTL test, requires that a savings association maintain at least 65% of its total tangible assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months. As of June 30, 1999, the Association's QTL ratio of 67.5% was in compliance with the current QTL requirement.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 1999, the Association meets all three minimum capital requirements. See Note 14 of the Notes to Consolidated Financial Statements.

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

     The Association currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year, or at June 30, 1999, $20.7 million. During fiscal 1999, $5,578,600 was dividended from York Federal to York Financial.

     Loans to One Borrower. Under the Home Owners' Loan Act ("HOLA"), savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily- marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 1999, the Association's limit on loans to one borrower was $15.6 million. At June 30, 1999, the Association's largest aggregate amount of loans to one borrower was $9.8 million.

     Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders. York Federal received approval from the FDIC and OTS to operate York Financial Investment Corp. as an operating subsidiary and such activities commenced October 1, 1997 upon the transfer by equity infusion of ownership interest from York Financial to York Federal.

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

     Additionally, the HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

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

     Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Association which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could have been computed using an amount based on the Association's actual loss experience (the experience method), or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Association's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Association's actual loss experience over a period of several years. Each year the Association selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Association used the experience method bad debt deduction for the taxable years ended June 30, 1999, 1998 and 1997.

     In August 1996, the provisions repealing the reserve method of accounting for bad debt reserves were passed by Congress as part of "The Small Business Job Protection Act of 1996." As a result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At June 30, 1999, the Association's tax bad debt reserve approximated the base year reserve and therefore no amounts are required to be recaptured into income.

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

AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million was imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

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

     York Federal's competition for real estate and other loans comes principally from other savings and loan associations, commercial banks, mortgage banking companies, insurance companies and other institutional lenders. York Federal competes for loans principally through the interest rate and loan fees it charges and the efficiency and quality of the services it provides borrowers, real estate brokers, and home builders.

Personnel

     As of June 30, 1999, the Corporation and its subsidiaries had 422 full-time equivalent employees. The employees are not represented by a collective bargaining agreement. The Corporation believes its employee relations are good.

     Executive Officers. The executive officers of the Corporation and Association are as follows:

                  Age at
                 June 30,
Name              1999                        Position
----              ----   ------------------------------------------------------
                         Corporation                  Association
                        ---------------------------  -------------------------

Robert W. Pullo    59    Director, President and      Chairman of the Board and
                         and Chief Executive Officer  Chief Executive Officer

Robert A. Angelo   52    Executive Vice President,    President and Chief
                         Secretary and General        Operating Officer
                         Counsel

James H. Moss      45    Senior Vice President Chief  Executive Vice President
                         Financial Officer/Treasurer  and Chief Financial
                                                      Officer/Treasurer

     In addition to the above, the Association's executive officer group includes:

                               Age at
Name                       June 30, 1999      Position
----                       -------------      --------

Lynn D. Kramer-Crenshaw         48            Executive Vice President

Robert P. O'Hara                48            Executive Vice President

Harry M. Zimmerman              52            Executive Vice President


Rebecca S. McClure, Esquire     39            Senior Vice President, Secretary
                                              and General Counsel

Kenneth H. Sallade              47            Senior Vice President and Chief
                                              Investment Officer

     Robert W. Pullo of York, Pennsylvania, is President and Chief Executive Officer of York Financial Corp. and a member of the Board of Directors. He is also Chairman of the Board of Directors and Chief Executive Officer of York Federal Savings and Loan Association and serves as Chairman of the Board of Directors of its subsidiary company, York Financial Investment Corp. of Delaware. Mr. Pullo is a member of the Board of Directors and Chairman of the Board of subsidiaries of York Financial Corp.: First Capital Brokerage Services, Inc., New Service Corp., First Capital Insurance Services, Inc. and Y-F Service Corp. He also serves on the Advisory Board of Meridian Venture Partnership, a venture capital company. He is a member of the American Community Bankers' National Task Force for Electronic Banking and serves as a Pennsylvania State liaison to the America's Community Bankers' Legislative
Committee.   He is the founding Chairman of the Board of the White Rose
Foundation, a member of the Board of York Foundation, and a member of the Board of Anna Huber Community Health Initiatives. He is a member and past President of the Penn State York Campus Advisory Board, and Co-Chairman of York College, York Federal Institute of Regional Affairs. Mr. Pullo serves as a member of the Board and Executive Committee of Memorial Hospital of York and the parent company, Memorial Health Systems Corporation. He is the current Chairman of the York County Alliance for Learning, a business, education and a school-to- work partnership, a member of the Advisory Board of Junior Achievement, the Junior League of York, the York YWCA, and Youth Build. Mr. Pullo was the charter Chairman of the United Way Housing Initiatives. He currently serves on the Steering Committee of the Crispus Attucks Boundary Avenue Urban Development Project. He is a founding board member of The Cultural Alliance of

York County, Inc. and is a member of the York Area Capital Campaign Review Association and Better York, Inc. He is a Past Chairman of the York Area Chamber of Commerce. Mr. Pullo is the recipient of the Minority Businessmen Association's Volunteer of the Year Award and the Excellence Award from the Human Relations Commission for his work with minorities.

     Robert A. Angelo, Esq., of York, Pennsylvania, is Executive Vice President, Secretary and General Counsel of York Financial and President and Chief Operating Officer of York Federal Savings and Loan Association. Prior to becoming Executive Vice President in August, 1991, Mr. Angelo was Senior Vice President of the Corporation. He obtained a Bachelor of Science Degree from La Salle University, Philadelphia, Pennsylvania and his Juris Doctor Degree from
the University of Baltimore, School of Law, Baltimore, Maryland.   Mr. Angelo is
a member of the Board of Directors of the Small Enterprise Development Company, South George Street Community Partnership, the York County Chamber of Commerce and Misericordia Convalescent Home. Mr. Angelo is past Chairman of the Pennsylvania Association of Savings Institutions Legal Committee. Mr. Angelo is past Chairman of the Board and Executive Committee of the Housing Initiatives Corporation of the United Way of York County.

     James H. Moss joined York Federal in November 1984 and currently serves as Senior Vice President, Chief Financial Officer/Treasurer for York Financial and Executive Vice President of the Administrative Services Group and Chief Financial Officer/Treasurer for York Federal Savings and Loan Association. Mr. Moss is a Certified Public Accountant and from January 1978 to November 1984 served in various audit capacities with Ernst & Young LLP. He is a graduate of Elizabethtown College. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants. In addition, Mr. Moss serves as a member of the Board of Directors of the York County United Way and is the chairperson of the United Way's Fund Distribution Division.

     Lynn D. Kramer-Crenshaw is Executive Vice President of the Retail Group of York Federal Savings and Loan Association. A graduate of Towson State University, Ms. Kramer-Crenshaw had over 15 years of commercial banking experience before joining York Federal as Vice President of Marketing in 1993.
A resident of northern Baltimore County, Maryland, Ms. Kramer-Crenshaw is a member of the York County Private Industry Council. She is a past board member and chairman of the Marketing Committee for Child Care Consultants, a York County non-profit organization. She is a also a past board member of the Central Atlantic Bank Marketing Association and a past member of the Citizen Advisory Committee for the Gunpowder Falls State Park and North Central Hike and Bike Trail board.

     Robert P. O'Hara of Hunt Valley, Maryland, is Executive Vice President of the York Federal Savings and Loan Association Mortgage Banking Group. Mr. O'Hara joined York Federal Savings and Loan Association in February 1999. Prior to joining York Federal, Mr. O'Hara had over 20 years of experience in all aspects of Mortgage Banking. From 1989 through 1999, he worked for First Maryland Bancorp and served as President of the Mortgage Company from 1995 - 1998. He is a graduate of Loyola College in Maryland. Mr. O'Hara is a member of the Board of Governors of the Maryland Mortgage Bankers Association and a past President of Maryland Mortgage Bankers Association and former Advisory Board member for Fannie Mae's South Eastern region.

     Harry M. Zimmerman of York, Pennsylvania, is the Executive Vice President of the Business Banking Group of York Federal Savings and Loan Association and has over 30 years of experience in the banking industry. Mr. Zimmerman joined York Federal in April 1997. From 1992 to 1997, he was Senior Vice President and Corporate Banking Division Manager at Bank One in Youngstown, Ohio. He is a graduate of the University of Delaware with a Bachelor of Science Degree in Business Management and Psychology and has completed studies at the University of Oklahoma, Graduate School of Banking and the Rutgers University Stonier Graduate School of Banking. Current responsibilities include overseeing the activities of the Business Banking Group, which includes all commercial lending, commercial real estate lending and commercial cash management services. He is also a member of York Federal's Senior Loan Committee. He has been active in numerous civic and community organizations, including the York County Economic Development Corporation, the United Way of York County, the York YMCA, Salvation Army, Pen-Mar Organization, and the York Adams Area Council of the Boy Scouts of America.

     Rebecca S. McClure is Senior Vice President of the Corporate Services Group and Secretary/General Counsel for York Federal Savings and Loan Association. Prior to her promotion in October 1994, Ms. McClure was a Staff Attorney for the Association responsible for all litigation matters. She obtained a Bachelor of Arts Degree from Franklin and Marshall College, Lancaster, Pennsylvania in 1981 and a Juris Doctor Degree from Villanova University School of Law, Villanova, Pennsylvania in 1986. She is licensed to practice in Pennsylvania and Maryland. Ms. McClure is a member of the Board of Directors of the York Chapter of the American Red Cross and Junior Achievement. She was in private practice with the law firm of Zimmerman, Pfannebecker and Nuffort, Lancaster, Pennsylvania for the four years prior to joining York Federal's Legal Staff in May of 1990.

     Kenneth H. Sallade of York, Pennsylvania, joined York Federal Savings and Loan Association in February 1999 and currently serves as Senior Vice President, Chief Investment Officer. Prior to joining York Federal, Mr. Sallade had over 18 years of commercial banking experience with Dauphin Deposit Corporation and
served as Executive Vice President/Chief Investment Officer.   He also served as
Controller for Southern Pennsylvania Bank prior to the merger with Dauphin in 1982. He is a graduate of Elizabethtown College with a Bachelor of Science Degree in Accounting. He is a past member of the Finance Committee for Tri-County United Way.

Item 2.  Properties
-------------------

     The following table sets forth the location of York Federal's offices and other facilities used in operations as well as certain additional information relating to these offices and facilities as of June 30, 1999.

                                                                       Expira-
                          Year                                          tion
                          Facility                  Net Book   Leased/ Date of
Office Location           Opened       Cost         Value(1)    Owned   Lease
---------------           ------       ----         --------    -----   -----

Main Office:
101 South George Street
York, PA                   1979     $4,453,156    $2,583,275    Owned     --

Branch Offices:
1940 Carlisle Road
York, PA                   1972        467,159       270,400    Owned     --

1123 W. Governor Road
Hershey, PA                1973        415,764       210,672    Owned     --

Haines Acre Shopping Center
York, PA                   1975        126,523        67,814    Leased  10/05

Main Street & Forrest Avenue
Shrewsbury, PA (2)         1975        258,970       138,022    Owned     --

798 Simpson Ferry Road
Mechanicsburg, PA          1975        263,215       188,528    Owned     --

880 W. Broadway
Red Lion, PA               1978        340,333       206,367    Owned     --

                       (table continued on following page)

                                                                       Expira-
                          Year                                          tion
                          Facility                  Net Book   Leased/ Date of
Office Location           Opened       Cost         Value(1)    Owned   Lease
---------------           ------       ----         --------    -----   -----

1442 Bannister Street
West York, PA              1979     $  298,942    $  224,462    Owned     --

75 Zimmerman Drive
Camp Hill, PA              1979        352,685       211,187    Owned     --

1758 Oregon Pike
Lancaster, PA              1979        392,769       236,446    Owned     --

201 Dart Drive
Hanover, PA                1980        392,952       269,449    Owned     --

1781 West Market Street
York, PA                   1986        360,053       273,477    Owned     --

499 Tyler Run Road
York, PA                   1989        415,112       349,808    Owned     --

4157 N. George Street
York, PA                   1989        354,445       267,957    Owned     --

3995 E. Market Street
York, PA (3)               1990      1,781,987     1,201,215    Owned     --

1816 Emmorton Road
Bel Air, MD                1991        725,771       580,254    Owned     --

2006 Rock Spring Road
Bel Air, MD                1991        725,420       577,843    Owned     --

39 Hanover Street
Spring Grove, PA           1993        419,621       364,279    Owned     --

1700 Baltimore Pike
Hanover, PA                1993        391,485       330,677    Owned     --

1160 Walnut Bottom Road
Carlisle, PA               1993        681,201       672,773    Owned     --

2690 S. Queen Street
York, PA                   1993        286,022       211,213    Owned     --

Northern Way
York, PA                   1995        509,781       445,413    Owned     --

269 Penrose Place
Carlisle, PA               1997        105,998       101,242    Leased   6/07

                       (table continued on following page)

                                                                       Expira-
                          Year                                          tion
                          Facility                  Net Book   Leased/ Date of
Office Location           Opened       Cost         Value(1)    Owned   Lease
---------------           ------       ----         --------    -----   -----

70 East Forrest Avenue
Shrewsbury, PA             1999     $  924,816    $  911,438    Owned     --

19 West Pennsylvania Avenue
Stewartstown, PA           1999        629,457       622,581    Owned     --

Other Facilities:

30 East King Street
York, PA (3)               1973        747,489       313,817    Owned     --

Haines Road MAC
York, PA                   1987         28,038         4,673    Leased  10/05

Red Lion MAC
Red Lion, PA               1988         21,330        13,882    Owned     --

122 South George Street
York, PA(4)               1996       4,520,135     4,151,673    Owned     --

42 East King Street       Parking
York, PA                   Lot          20,000        20,000    Owned     --

134 South Duke Street     Parking
York, PA                   Lot          25,470        25,470    Owned     --

144 South Duke Street     Parking
York, PA                   Lot         136,926       124,142    Owned     --
---------------
(1) Represents the net book value of land and buildings owned by York Financial or in the case of leased property the value of leasehold improvements.
(2) Effective August 1, 1999, the office was combined with the Shrewsbury office on Forrest Avenue.
(3) Approximately 25.0% of the building is used as branch office with the remainder of the building used as an income producing property.
(4)  Facility used as administrative and operations center.

     As of June 30, 1999, the total book value of office properties and equipment owned by the Corporation and its subsidiaries, less allowances for depreciation and amortization, was $20.8 million.

Item 3.  Legal Proceedings
--------------------------

     Periodically, there are various claims and lawsuits involving York Financial, York Federal and their subsidiaries mainly as defendants, such as claims to enforce liens, condemnation proceedings on properties in which they hold security interests, claims involving the making and servicing of real property loans and other issues incident to their business. In the opinion of management and the Corporation's legal counsel, no material loss is expected from any of such pending claims or lawsuits.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 1999.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
--------------------------------------------------------------------------
         Matters
         -------

     The information contained under the caption "Market Information" in the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data
--------------------------------

     The information contained in the table captioned "Selected Consolidated Financial Data" in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and
------------------------------------------------------------------------
         Results of Operations
         ---------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of York Financial Corp." in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information contained in the section captioned "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of York Financial -- Interest Rate Sensitivity Management and Market Risk" on pages 7 through 8 of the Annual Report are incorporated herein by reference.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

     None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The information contained under the section captioned "Proposal I - Election of Directors" in the Corporation's definitive proxy statement for the Corporation's 1999 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference. Information on the Corporation's executive officers is included in "Part I - Item 1. - Business" in this Form 10-K.

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

              Consolidated Financial Statements*

              (a)  Consolidated Balance Sheets, June 30, 1999 and 1998
              (b) Consolidated Statements of Income For the Years Ended June 30, 1999, 1998 and 1997
              (c)  Consolidated Statements of Stockholders' Equity For
                   the Years Ended June 30, 1999, 1998 and 1997
              (d)  Consolidated Statements of Cash Flows For the Years
                   Ended June 30, 1999, 1998 and 1997
              (e)  Notes to Consolidated Financial Statements

              Schedules to the consolidated financial statements have been omitted as the required information is inapplicable.

-----------------
* Incorporated by reference from the Annual Report attached as an exhibit hereto.

         (3)  Exhibits

              (3.1)    Articles of Incorporation of York Financial Corp.(1)
              (3.2)    Bylaws of York Financial Corp.(1)
              (10)(a)  York Financial Corp. Incentive Stock Option Plan(1)
                  (b)  1984 York Financial Corp. Amended Incentive Stock Option
                       Plan(2)
                  (c)  1984 York Financial Corp. Non-Incentive Stock Option
                       Plan for Outside Directors(2)
                  (d)  1992 York Financial Corp. Non-Incentive Stock Option
                       Plan for Directors(2)(3)
                  (e)  1992 York Financial Corp. Stock Option and Incentive
                       Plan(2)(3)
                  (f)  1995 York Financial Corp. Non-Qualified Stock Option
                       Plan for Directors(4)
                  (g)  1997 York Financial Corp. Stock Option and Incentive
                       Plan(5)
                  (h)  Supplemental Executive Retirement Plan
              (13)     York Financial Corp. 1999 Annual Report to Stockholders
              (21)     Parent and Subsidiaries of the Registrant
              (23)     Consent of Independent Auditors
              (27)     Financial Data Schedule

(b) The Corporation did not file any Reports on Form 8-K during the quarter ended June 30, 1999. The Corporation filed a Form 8-K subsequent to June 30, 1999 on August 12, 1999 related to an additional stock repurchase program.

-----------------
(1) Incorporated by reference from the Form S-4 filed by the Corporation under its former name of First Capital Group, Inc. with the Securities and Exchange Commission on September 19, 1985.
(2) Incorporated by reference from the Registration Statement on Form S-8 (33-87300) filed by the Corporation with the Securities and Exchange Commission on December 13, 1994.
(3) Incorporated by reference from the 1992 Annual Meeting Proxy Statement filed by the Corporation with the Securities and Exchange Commission on September 24, 1992.
(4) Incorporated by reference from the 1995 Annual Meeting Proxy Statement filed by the Corporation with the Securities and Exchange Commission on September 25, 1995 and Form S-8 (33-64505) filed by the Corporation with the Securities and Exchange Commission on November 21, 1995.
(5) Incorporated by reference from the 1997 Annual Meeting Proxy Statement filed by the Corporation with the Securities and Exchange Commission on September 25, 1997 and the Form S-8 (333-40887) filed by the Corporation with the Securities and Exchange Commission on November 24, 1997.

                                 SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     YORK FINANCIAL CORP.


Date:  September 24, 1999            By: /s/ Robert W. Pullo
                                         --------------------------------------
                                         Robert W. Pullo
                                         President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURES                  TITLE                   DATE



/s/ Robert W. Pullo          President, Chief Executive    September 24, 1999
---------------------------  Officer and Director
Robert W. Pullo              (Principal Executive Officer)


/s/ James H. Moss            Senior Vice President         September 24, 1999
---------------------------  (Principal Financial
James H. Moss                and Accounting Officer)


/s/ Thomas W. Wolf           Chairman of the Board         September 24, 1999
---------------------------  of Directors
Thomas W. Wolf


/s/ Cynthia A. Dotzel        Director                      September 24, 1999
---------------------------
Cynthia A. Dotzel


/s/ Robert W. Erdos          Director                      September 24, 1999
---------------------------
Robert W. Erdos


/s/ Randall A. Gross         Director                      September 24, 1999
---------------------------
Randall A. Gross


/s/ Paul D. Mills            Director                      September 24, 1999
---------------------------
Paul D. Mills

/s/ Byron M. Ream            Director                      September 24, 1999
---------------------------
Byron M. Ream


/s/ Carolyn E. Steinhauser   Director                      September 24, 1999
---------------------------
Carolyn E. Steinhauser



/s/ Robert L. Simpson        Director                      September 24, 1999
---------------------------
Robert L. Simpson

                              EXHIBIT 10(h)

                 Supplemental Executive Retirement Plan

                 EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN

                              AGREEMENT

     This Agreement made and entered into this 14th day of July, 1999 by and between York Federal Savings and Loan Association, a corporation organized and existing under the laws of the United States of America (hereinafter referred to as the Bank") and York Financial Corp., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania (hereinafter referred to as "the Company"), (the Bank and the Company are jointly referred to as "the Employer"), and Robert W. Pullo, a Key Employee and Executive of the Bank and Company, hereinafter referred to as "the Executive."

     The Executive has been in the employ of the Employer for many years and has now and for years past faithfully served the Employer. It is the consensus of the Boards of Directors of the Employer (the Board) that the Executive's services have been of exceptional merit, in excess of the compensation paid and an invaluable contribution to the profits and position of the Employer in its field of activity. The Board further believes that the Executive's experience, knowledge of corporate affairs, reputation and industry contacts are of such value and his continued services are so essential to the Employer's future growth and profits that it would suffer severe financial loss should the Executive terminate his services.

     Accordingly, it is the desire of the Employer and the Executive to enter into this Agreement under which the Employer will agree to make certain payments to the Executive upon his retirement and, alternatively, to his beneficiary(ies) in the event of his premature death while employed by the Employer.

     It is the intent of the parties hereto that this Agreement be considered an arrangement maintained primarily to provide supplemental retirement benefits for the Executive, as a member of a select group of management or highly-compensated employees of the Employer, and to be considered a non-qualified benefit plan for purposes of the Employee Retirement Security Act of 1974 (ERISA). The Executive is fully advised of the Employer's financial status and has had substantial input in the design and operation of this benefit plan.

     Therefore, in consideration of the Executive's services performed in the past and those to be performed in the future and based upon the mutual promises and covenants herein contained, the Employer and the Executive, agree as follows:

I.   DEFINITIONS
     -----------

     A.   Effective Date:

          The effective date of this Agreement shall be December 17,1998.

     B.   Plan Year:
          ---------

          Any reference to "year" shall mean a calendar year from January 1 to December 31. In the year of implementation, the term "year" shall mean the period from the effective date to December 31 of the year of the effective date.

     C.   Retirement Date:
          ---------------

          Retirement Date shall mean retirement from service with the Bank which becomes effective on the first day of the calendar month following the month in which the Executive reaches his seventieth
          (70) birthday or such later date as the Executive may actually retire, with at least twenty-three (23) years of service with the Bank.

     D.   Early Retirement Date:
          ---------------------

          Early Retirement Date shall mean a retirement from service which is effective prior to the Retirement Date stated above, provided the Executive has attained age sixty (60) and has served the Bank for twenty-three (23) full years from the date of first service.

     E.   Termination of Service:
          ----------------------

          Termination of Service shall mean either:

               i.) voluntary resignation of service by the Executive prior to the Normal Retirement Age; or

               ii.) the Employer's discharge of the Executive without cause ["cause" defined in Subparagraph III (E) hereinafter], prior to the Normal Retirement Age described in Subparagraph I (K) hereinafter].

     F.   Pre-Retirement Account:
          ----------------------

          A Pre-Retirement Account shall be established as a liability reserve account on the books of the Employer for the benefit of the Executive. Prior to the Executive's Retirement Date [Subparagraph I
          (C)] or prior to the Executive receiving benefits under this Agreement, such liability reserve account shall be increased or decreased each year by an amount equal to the annual earnings or loss for the year determined by the Index (described in Subparagraph I (H) hereinafter), less the Opportunity Cost for that year (described in Subparagraph I (I) hereinafter).

     G.   Index Retirement Benefit:
          ------------------------

          The Index Retirement Benefit for the Executive for any year shall be equal to the excess of the annual earnings (if any) determined by the Index [Subparagraph I (H)] for that year over the Opportunity Cost [Subparagraph I (I)], for that year.

     H.   Index:
          -----

          The Index for any year shall be the aggregate annual after-tax income from the life insurance contracts described hereinafter as defined by FASB Technical Bulletin 85-4 as in effect on the date of this Agreement or as modified if such modification is to the benefit of the Executive. This Index shall be applied as if such insurance contracts were purchased on the effective date hereof.

          Insurance Company:         Alexander Hamilton Life Insurance Company
          Policy Form:               Flexible Premium Adjustable Life
          Policy Name:               Executive Security Plan IV
          Insured's Age and Sex:     59, Male
          Riders:                    None
          Ratings:                   None
          Option:                    A, Level Death Benefit
          Face Amount:               $2,324,000
          Premiums Paid:             $1,200,000
          Number of Premiums Paid:   One
          Assumed Purchase Date:     December 17, 1998

          Insurance Company:         Canada Life Assurance
          Policy Form:               Whole Life
          Policy Name:               CL/1
          Insured's Age and Sex:     59, Male
          Riders:                    AddVantage
          Ratings:                   None
          Option:                    Level Death Benefit
          Face Amount:               $1,977,562
          Premiums Paid:             $1,000,000
          Number of Premiums Paid:   One
          Assumed Purchase Date:     December 17, 1998

          Insurance Company:         Lincoln Benefit Life Insurance Company
          Policy Form:               Flexible Premium Adjustable Life
          Policy Name:               Ultra Achiever
          Insured's Age and Sex:     59 Male
          Option:                    Level Death Benefit
          Face Amount:               $10,355,148
          Premiums Paid:             $3,900,000
          Number of Premiums Paid:   One
          Assumed Purchase Date:     December 17, 1998

          Insurance Company:         Security Life of Denver Life Insurance
                                     Company
          Policy Form:               Whole Life
          Policy Name:               Corp IV
          Insured's Age and Sex:     59, Male
          Riders:                    None
          Ratings:                   None
          Option:                    Level Death Benefit
          Face Amount:               $1,548,199
          Premiums Paid:             $800,000
          Number of Premiums Paid:   One
          Assumed Purchase Date:     December 17, 1998

          If such contracts of life insurance are actually purchased by the Employer then the actual policies as of the dates they were purchased shall be used in calculations under this Agreement. If such contracts of life insurance are not purchased or are subsequently surrendered or lapsed, then the Employer shall receive annual policy illustrations that assume the above described policies were purchased from the above named insurance company(ies) on the effective date from which the increase in policy value will be used to calculate the amount of the Index.

          In either case, references to the life insurance contract are merely for purposes of calculating a benefit. The Employer has no obligation to purchase such life insurance and, if purchased, the Executive and his beneficiary(ies) shall have no ownership interest in such policy and shall always have no greater interest in the benefits under this Agreement than that of an unsecured general creditor of the Bank.

     I.   Opportunity Cost:
          ----------------

          The Opportunity Cost for any year shall be calculated by taking the sum of the amount of premiums set forth in the Indexed policies described above plus the amount of any after-tax benefits paid to the Executive pursuant to this Agreement (Paragraph III hereinafter) plus the sum of all previous years after-tax Opportunity Cost, and multiplying that sum by the average after-tax yield of a ninety-day Treasury bill for the Plan Year, or the

          Bank's average annualized after-tax cost of funds as calculated using the Bank's third quarter Thrift Financial Report or any successor regulatory financial report for the Plan Year as filed with the Bank's primary regulatory agency, whichever amount is less. The applicable tax rate, as agreed to by the parties, used to calculate the Opportunity Cost shall be thc average combined Federal and State tax rate for the fiscal year ending June 30 for the years 1994 through 1998, said rate being thirty-eight and eight-tenths percent (38.8%).

     J.   Change of Control
          -----------------

          For purposes of this Agreement a "Change in Control" of the Company or the Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Bank pursuant to a tender or exchange offer for such shares,
          (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Company's or Bank's then outstanding securities,
          (c) the membership of the board of directors of the Company or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four
          (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Bank approve a merger consolidation, sale or disposition of all or substantially all of the Company's or Bank's assets, or a plan of partial or complete liquidation is approved by the directors or the shareholders of the Company or the Bank.

     K.   Normal Retirement Age:
          ---------------------

          Normal Retirement Age shall mean the date on which the Executive attains age seventy (70).

II.  EMPLOYMENT

     No provision of this Agreement shall be deemed to restrict or limit any employment agreement by and between the Employer and the Executive, nor shall any conditions herein create specific employment rights to the Executive nor limit the right of the Employer to discharge the Executive with or without cause. In a similar fashion, no provision shall limit the Executive's rights to voluntarily sever his employment at any time.

III. INDEX BENEFITS

     The following benefits provided by the Employer to the Executive are in the nature of a fringe benefit and shall in no event be construed to effect nor limit the Executive's current or prospective salary increases, cash bonuses or profit-sharing distributions or credits.

     A.   Retirement Benefits:
          -------------------

          Should the Executive continue to be employed by the Employer until the "Normal Retirement Age" defined in Subparagraph I (K). he shall be entitled to receive the balance in his Pre-Retirement Account [as defined in Subparagraph I (F)] in a lump sum within thirty (30) days following the Executive's retirement. In addition to the lump sum payment and commencing in the Plan Year in which the Executive attains his Retirement Date, the Index Retirement Benefit (as defined in Subparagraph I (G) above) for each year shall be paid to the Executive until his death.

     B.   Early Retirement:
          ----------------

          Subject to Subparagraph III (E) hereinafter, should the Executive elect Early Retirement or be discharged without cause by the Bank subsequent to the Early Retirement Date [defined in Subparagraph I
          (D)], he shall be entitled to receive the balance in the Pre-Retirement Account in a lump sum within thirty (30) days following said early retirement. In addition to these payments and commencing in the Plan Year in which the Executive retires early, the Index Retirement Benefit (as defined in Subparagraph I (G) above) for each year shall be paid to the Executive until his death.

     C.   Termination of Service:
          ----------------------

          i.) Subject to Subparagraph III (E) hereinafter, should the Executive suffer a Termination of Service as defined in Subparagraph I (E) (i) (i.e. a voluntary resignation of service by the Executive), he shall be entitled to receive four percent (4%) times the number of full years the Executive has served the Bank from the date of first service [to a maximum of one hundred percent (100%)], times the balance in the Pre-Retirement Account paid in a lump sum within thirty (30) days following attaining age sixty (60). In addition to these payments and commencing in the Plan Year in which the Executive attains age sixty (60), four percent (4%) times the number of full years the Executive has served the Bank from the date of first service [to a maximum of one hundred percent (100%)], times the Index Retirement Benefit (as defined in

               Subparagraph I (G) above) for each year shall be paid to the Executive until his death.

          ii.) Subject to Subparagraph III (E) hereinafter, if the Executive should suffer a Termination of Service as defined in Subparagraph I (E) (ii) (i.e. the Employer's discharge of the Executive without cause), then the Executive shall be entitled to the benefits as set forth in Subparagraph III (C) (i) hereinabove except said benefits shall commence thirty (30) days following the date of said Termination of Service without regard to age.

     D.   Death:
          -----

         Should the Executive die prior to having received that portion of the Pre-Retirement Account he was entitled to pursuant to subparagraph A herein above, as the case may be, the unpaid balance of the Pre-Retirement Account shall be paid in a lump sum to the Executive's spouse, Donna J. Pullo. In the absence of or a failure to designate a beneficiary, the unpaid balance shall be paid in a lump sum to the personal representative of the Executive's estate.

     E.  Discharge for Cause:
         -------------------

         Should the Executive be discharged for cause at any time, all Benefits under this Agreement shall be forfeited. The term "for cause" shall mean gross negligence or gross neglect or the commission of a felony or gross-misdemeanor involving moral turpitude, fraud, dishonesty or willful violation of any law that results in any adverse effect on the Employer. If a dispute arises as to discharge "for cause", such dispute shall be resolved by arbitration as set forth in this Agreement.

     F.  Death Benefit:
         -------------

         Except as set forth above, there is no death benefit provided under this Agreement.

     G.  Installment Payments:
         --------------------

         Notwithstanding the foregoing, in the sole discretion of the Plan Administrator, after taking into consideration the economic and tax situations of the Executive (and his Beneficiaries in the event that the benefit hereunder shall become payable by reason of his death), and taking into consideration the deductibility of the payments by the Bank under Section 162(m) of the Internal Revenue Code of 1986 as amended, the benefits payable hereunder may be paid in the form of a series of substantially equal annual installment payments over a period not to exceed seven (7) years.

IV.  RESTRICTIONS UPON FUNDING

     The Employer shall have no obligation to set aside, earmark or entrust any fund or money with which to pay its obligations under this Agreement. The Executive, his beneficiary(ies) or any successor in interest to him shall be and remain simply a general creditor of the Employer in the same manner as any other creditor having a general claim for matured and unpaid compensation.

     The Employer reserves the absolute right at its sole discretion to either fund the obligations undertaken by this Agreement or to refrain from funding the same and to determine the exact nature and method of such funding. Should the Employer elect to fund this Agreement, in whole or in part, through the purchase of life insurance, mutual funds, disability policies or annuities, the Employer reserves the absolute right, in its sole discretion, to terminate such funding at any time, in whole or in part. At no time shall the Executive be deemed to have any lien or right, title or interest in or to any specific funding investment or to any assets of the Employer.

     If the Employer elects to invest in a life insurance, disability or annuity policy upon the life of the Executive, then the Executive shall assist the Employer by freely submitting to a physical exam and supplying such additional information necessary to obtain such insurance or annuities.

V.   CHANGE OF CONTROL

     Upon a Change of Control (as defined in Subparagraph I (J) herein), the Executive shall begin receiving the benefits set forth in Subparagraph III
     (A) herein without regard to age within thirty (30) days from the date of said Change of Control, and the Executive shall be one-hundred percent (100%) vested in said benefits. The Executive will also remain eligible for all promised death benefits in this Agreement. In addition no sale, merger or consolidation of the Company or Bank shall take place unless the new or surviving entity expressly acknowledges the obligations under this Agreement and agrees to abide by its terms.

VI.  MISCELLANEOUS

     A.   Alienability and Assignment Prohibition:
          ---------------------------------------

          Neither the Executive, his widow nor any other beneficiary under this Agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any of the benefits payable hereunder nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by the Executive or his beneficiary, nor be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Executive or any beneficiary attempts assignment commutation, hypothecation, transfer or disposal of the benefits hereunder, the Employer's liabilities shall forthwith cease and terminate.

     B.   Binding Obligation of Employer and any Successor in Interest:
          ------------------------------------------------------------

          The Employer expressly agrees that it shall not merge or consolidate into or with another bank, firm or person or sell substantially all of its assets to another bank, firm or person until such bank, firm or person expressly agrees, in writing, to assume and discharge the duties and obligations of the Employer under this Agreement. This Agreement shall be binding upon the parties hereto, their successors, beneficiary(ies), heirs and personal representatives.

     C.   Revocation:
          ----------

          It is agreed by and between the parties hereto that, during the lifetime of the Executive, this Agreement may be amended or revoked at any time or times, in whole or in part, by the mutual written assent of the Executive and the Employer.

     D.   Gender:
          ------

          Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.

     E.   Effect on Other Employer Benefit Plans:
          --------------------------------------

          Nothing contained in this Agreement shall affect the right of the Executive to participate in or be covered by any qualified or non-qualified pension, profit-sharing, group, bonus or other supplemental compensation or fringe benefit plan constituting a part of the Employer's existing or future compensation structure.

     F.   Headings:
          --------

          Headings and subheadings in this Agreement are inserted for reference and convenience only and shall not be deemed a part of this Agreement.

     G.   Applicable Law:
          --------------

          The validity and interpretation of this Agreement shall be governed by the laws of the Commonwealth of Pennsylvania.

VII. ERISA PROVISION

     A.  Named Fiduciary and Plan Administrator:
         --------------------------------------

         The "Named Fiduciary and Plan Administrator" of this plan shall be York Federal Savings and Loan Association until its resignation or removal by the Board. As Named Fiduciary and Administrator, the Bank shall be responsible for the management, control and administration of the Executive Supplemental Retirement Plan Agreement as established herein. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

     B.   Claims Procedure and Arbitration:
          --------------------------------

          In the event a dispute arises over benefits under this Agreement and benefits are not paid to the Executive (or to his beneficiary in the case of the Executive's death) and such Executive or beneficiary ("the Claimants") feel they are entitled to receive such benefits, then a written claim must be made to the Named Fiduciary and Administrator named above within ninety (90) days from the date payments are refused. The Named Fiduciary and Administrator and the Employer shall review the written claim and if the claim is denied, in whole or in part, they shall provide in writing within ninety (90) days of receipt of such claim their specific reasons for such denial, reference to the provisions of this agreement upon which the denial is based and any additional material or information necessary to perfect the claim. Such written notice shall further indicate the additional steps to be taken by claimants if a further review of the claim denial is desired. A claim shall be deemed denied if the Named Fiduciary and Administrator fails to take any action within the aforesaid ninety-day period.

          If Claimants desire a second review they shall notify the Named Fiduciary and Administrator in writing within ninety (90) days of the first claim denial. Claimants may review this Agreement or any documents relating thereto and submit any written issues and comments they may feel appropriate. In its sole discretion, the Named Fiduciary and Administrator shall then review the second claim and provide a written decision within ninety (90) days of receipt of such claim. This decision shall likewise state the specific reasons for the decision and shall include reference to specific provisions of this Agreement upon which the decision is based.

          If Claimants continue to dispute the benefit denial based upon completed performance of this Agreement or the meaning and effect of the terms and conditions thereof, then claimants may submit the dispute to a Board of Arbitration for final arbitration. Said Board shall consist of one member selected by the Claimant, one member selected by the Employer, and the third member selected by the first two members. The Board shall operate under any generally recognized set of arbitration rules. The parties hereto agree that they and their heirs, personal representatives, successors and assigns shall be bound by the decision of such Board with respect to any controversy properly submitted to it for determination.

          Where a dispute arises as to the Employer's discharge of the Executive "for cause", such dispute shall likewise be submitted to arbitration as above described and the parties hereto agree to be bound by the decision thereunder.

VIII.     ACKNOWLEDGEMENT

          The Executive acknowledges that his benefit hereunder is entirely dependent upon the Index as set forth in Subparagraph I (H) and the interest rates and costs described at Subparagraph I (I), and that, consequently, the application of those variable amounts and variable rates to the benefit formula herein may result in no benefit being paid under this Agreement.

          IN WITNESS WHEREOF, the parties hereto acknowledge that each has carefully read this Agreement and executed the original thereof on the 14th day of July, 1999 and that, upon execution, each has received a conforming copy.

                                    YORK FEDERAL SAVINGS
                                    & LOAN ASSOCIATION

/s/Benjamin Riggs                   /s/James H. Moss
-----------------------------       ------------------------------------
Witness - Assistant Secretary       Executive Vice President       Title


                                    YORK FINANCIAL CORP.

/s/Robert Angelo                    /s/Thomas Wolf
-----------------------------       ------------------------------------
Witness - Secretary                 Chairman                       Title



/s/Patricia Smith                   /s/Robert W. Pullo
-----------------------------       ------------------------------------
Witness                             Robert W. Pullo

                      BENEFICIARY DESIGNATION FORM
               FOR THE EXECUTIVE SUPPLEMENTAL RETIREMENT
                             PLAN AGREEMENT


PRIMARY DESIGNATION:

     Name                         Address                      Relationship
     ----                         -------                      ------------

Donna J. Pullo                                                    Spouse
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


SECONDARY (CONTINGENT) DESIGNATION:

Estate
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
All sums payable under the Executive Supplemental Retirement Plan Agreement by reason of my death shall be paid to the Primary Beneficiary, if he or she survives me, and if no Primary Beneficiary shall survive me, then to the Secondary (Contingent) Beneficiary.


/s/ Robert A. Pullo                     7/14/99
-------------------------------         ------------------------------
Robert  A. Pullo                        Date

                EXECUTIVE SUPPLEMENTAL RETIREMENT PLAN

                              AGREEMENT

     This Agreement, made and entered into this 14th day of July, 1999, by and between York Federal Savings and Loan Association, a corporation organized and existing under the laws of the United States of America (hereinafter referred to as "the Bank") and York Financial Corp., a corporation organized and existing under the laws of the Commonwealth of Pennsylvania (hereinafter referred to as "the Company"), (the Bank and the Company are jointly referred to as "the Employer"), and Robert A. Angelo, a Key Employee and Executive of the Bank and Company, hereinafter referred to as "the Executive."

     The Executive has been in the employ of the Employer for many years and has now and for years past faithfully served the Employer. It is the consensus of the Boards of Directors of the Employer (the Board) that the Executive's services have been of exceptional merit, in excess of the compensation paid and an invaluable contribution to the profits and position of the Employer in its field of activity. The Board further believes that the Executive's experience, knowledge of corporate affairs, reputation and industry contacts are of such value and his continued services are so essential to the Employer's future growth and profits that it would suffer severe financial loss should the Executive terminate his services.

     Accordingly, it is the desire of the Employer and the Executive to enter into this Agreement under which the Employer will agree to make certain payments to the Executive upon his retirement and, alternatively, to his beneficiary(ies) in the event of his premature death while employed by the Employer.

     It is the intent of the parties hereto that this Agreement be considered an arrangement maintained primarily to provide supplemental retirement benefits for the Executive, as a member of a select group of management or highly-compensated employees of the Employer, and to be considered a non-qualified benefit plan for purposes of the Employee Retirement Security Act of 1974 (ERISA). The Executive is fully advised of the Employer's financial status and has had substantial input in the design and operation of this benefit plan.

     Therefore, in consideration of the Executive's services performed in the past and those to be performed in the future and based upon the mutual promises and covenants herein contained, the Employer and the Executive, agree as follows:

I.   DEFINITIONS

     A.   Effective Date:
          --------------

          The effective date of this Agreement shall be December 17, 1998.

     B.   Plan Year:
          ---------

          Any reference to "year" shall mean a calendar year from January 1 to December 31. In the year of implementation, the term "year" shall mean the period from the effective date to December 31 of the year of the effective date.

     C.   Retirement Date:
          ---------------

          Retirement Date shall mean retirement from service with the Bank which becomes effective on the first day of the calendar month following the month in which the Executive reaches his seventieth
          (70th) birthday or such later date as the Executive may actually retire, with at least twenty-three (23) years of service with the Bank.

     D.   Early Retirement Date:
          ---------------------

          Early Retirement Date shall mean a retirement from service which is effective prior to the Retirement Date stated above, provided the Executive has attained age sixty (60) and has served the Bank for twenty-three (23) full years from the date of first service.

     E.   Termination of Service:
          ----------------------

          Termination of Service shall mean either:

               i.) voluntary resignation of service by the Executive prior to the Normal Retirement Age; or

               ii.) the Employer's discharge of the Executive without cause ["cause" defined in Subparagraph III (E) hereinafter], prior to the Normal Retirement Age [described in Subparagraph I (K) hereinafter].

     F.   Pre-Retirement Account:
          ----------------------

          A Pre-Retirement Account shall be established as a liability reserve account on the books of the Employer for the benefit of the Executive. Prior to the Executive's Retirement Date [Subparagraph I
          (C)] or prior to the Executive receiving benefits under this Agreement, such liability reserve account shall be increased or decreased each year by an amount equal to the annual earnings or loss for the year determined by the Index (described in Subparagraph I (H) hereinafter), less the Opportunity Cost for that year (described in Subparagraph I (I) hereinafter).

     G.   Index Retirement Benefit:
          ------------------------

          The Index Retirement Benefit for the Executive for any year shall be equal to the excess of the annual earnings (if any) determined by the index [Subparagraph I (H)] for that year over the Opportunity Cost [Subparagraph I (I)], for that year.

     H.   Index:
          -----

          The Index for any year shall be the aggregate annual after-tax income from the life insurance contracts described hereinafter as defined by FASB Technical Bulletin 85-4 as in effect on the date of this Agreement or as modified if such modification is to the benefit of the Executive. This Index shall be applied as if such insurance contracts were purchased on the effective date hereof.

          Insurance Company:         Alexander Hamilton Life Insurance Company
          Policy Form:               Flexible Premium Adjustable Life
          Policy Name:               Executive Security Plan IV
          Insured's Age and Sex:     51, Male
          Riders:                    None
          Ratings:                   None
          Option:                    A, Level Death Benefit
          Face Amount:               $724,000
          Premiums Paid:             $300,000
          Number of Premiums Paid:   One
          Assumed Purchase Date:     December 17, 1998

          Insurance Company:         Canada Life Assurance
          Policy Form:               Whole Life
          Policy Name:               CL/1
          Insured's Age and Sex:     51, Male
          Riders:                    AddVantage
          Ratings:                   None
          Option:                    Level Death Benefit
          Face Amount:               $1,056,209
          Premiums Paid:             $400,000
          Number of Premiums Paid:   One
          Assumed Purchase Date:     December 17, 1998

          Insurance Company:         Lincoln Benefit Life Insurance Company
          Policy Form:               Flexible Premium Adjustable Life
          Policy Name:               Ultra Achiever
          Insured's Age and Sex:     51, Male
          Option:                    Level Death Benefit
          Face Amount:               $5,185,404
          Premiums Paid:             $1,400,000
          Number of Premiums Paid:   One
          Assumed Purchase Date:     December 17, 1998

          Insurance Company:         Security Life of Denver Life Insurance
                                     Company
          Policy Form:               Whole Life
          Policy Name:               Corp IV
          Insured's Age and Sex:     51, Male
          Riders:                    None
          Ratings:                   None
          Option:                    Level Death Benefit
          Face Amount:               $482,634
          Premiums Paid:             $200,000
          Number of Premiums Paid:   One
          Assumed Purchase Date:     December 17, 1998

          If such contracts of life insurance are actually purchased by the Employer then the actual policies as of the dates they were purchased shall be used in calculations under this Agreement. If such contracts of life insurance are not purchased or are subsequently surrendered or lapsed, then the Employer shall receive annual policy illustrations that assume the above described policies were purchased from the above named insurance company(ies) on the effective date from which the increase in policy value will be used to calculate the amount of the Index.

          In either case, our references to the life insurance contract are merely for purposes of calculating a benefit. The Employer has no obligation to purchase such life insurance and, if purchased, the Executive and his beneficiary(ies) shall have no ownership interest in such policy and shall always have no greater interest in the benefits under this Agreement than that of an unsecured general creditor of the Employer.

     I.   Opportunity Cost:
          ----------------

          The Opportunity Cost for any year shall be calculated by taking the sum of the amount of premiums set forth in the Indexed policies described above plus the amount of any after-tax benefits paid to the Executive pursuant to this Agreement (Paragraph III hereinafter) plus the sum of all previous years after-tax Opportunity Cost, and multiplying that sum by the average after-tax yield of a ninety-day Treasury bill for the Plan Year or the Bank's average annualized after-tax cost of funds as calculated using the Bank's third quarter Thrift Financial Report or any successor regulatory financial report for the Plan Year as filed with the Bank's primary regulatory agency, whichever amount is less. The applicable tax rate, as agreed to by the parties, used to calculate the Opportunity Cost shall be the average combined Federal and State tax rate for the fiscal year ending June 30 for the years 1994 through 1998, said rate being thirty-eight and eight-tenths percent (38.8%).

     J.   Change of Control
          -----------------

          For purposes of this Agreement, a "Change in Control" of the Company or the Bank shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Bank pursuant to a tender or exchange offer for such shares,
          (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Bank representing twenty-five percent (25%) or more of the combined voting power of the Company's or Bank's then outstanding securities,
          (c) the membership of the board of directors of the Company or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four
          (24) month period (whether commencing before or after the date of adoption of this Plan) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or Bank's assets, or a plan of partial or complete liquidation is approved by the directors or the shareholders of the Company or the Bank.

     K.   Normal Retirement Age:
          ---------------------

          Normal Retirement Age shall mean the date on which the Executive attains age seventy (70).

II.  EMPLOYMENT

     No provision of this Agreement shall be deemed to restrict or limit any existing employment agreement by and between the Employer and the Executive, nor shall any conditions herein create specific employment rights to the Executive nor limit the right of the Employer to discharge the Executive with or without cause. In a similar fashion, no provision shall limit the Executive's rights to voluntarily sever his employment at any time.

III. INDEX BENEFITS

     The following benefits provided by the Employer to the Executive are in the nature of a fringe benefit and shall in no event be construed to effect nor limit the Executive's current or prospective salary increases, cash bonuses or profit-sharing distributions or credits.

     A.   Retirement Benefits:
          -------------------

          Should the Executive continue to be employed by the Employer until the "Normal Retirement Age" defined in Subparagraph I (K), he shall be entitled to receive the balance in his Pre-Retirement Account [as defined in Subparagraph I (F)] in a lump sum within thirty (30) days following the Executive's retirement. In addition to the lump sum payment and commencing in the Plan Year in which the Executive attains his Retirement Date, the Index Retirement Benefit (as defined in Subparagraph I (G) above) for each year shall be paid to the Executive until his death.

     B.   Early Retirement:
          ----------------

          Subject to Subparagraph III (E) hereinafter, should the Executive elect Early Retirement or be discharged without cause by the Bank subsequent to the Early Retirement Date [defined in Subparagraph I
          (D)], he shall be entitled to receive the balance in the Pre-Retirement Account in a lump sum within thirty (30) days following said early retirement. In addition to these payments and commencing in the Plan Year in which the Executive retires early, the Index Retirement Benefit (as defined in Subparagraph I (G) above) for each year shall be paid to the Executive until his death.

     C.   Termination of Service:
          ----------------------

          i.) Subject to Subparagraph III (E) hereinafter, should the Executive suffer a Termination of Service as defined in Subparagraph I (E) (i) (i.e. a voluntary resignation of service by the Executive), he shall be entitled to receive four percent (4%) times the number of full years the Executive has served the Bank from the date of first service [to a maximum of one hundred percent (100%)], times the balance in the Pre-Retirement Account paid in a lump sum within thirty (30) days following attaining age sixty (60). In addition to these payments and commencing in the Plan Year in which the Executive attains age sixty (60), four percent (4%) times the number of full years the Executive has served the Bank from the date of first service [to a maximum of one hundred percent (100%)], times the Index Retirement Benefit (as defined in Subparagraph I (G) above) for each year shall be paid to the Executive until his death.

          ii.) Subject to Subparagraph III (E) hereinafter, if the Executive should suffer a Termination of Service as defined in Subparagraph I E) (ii) (i.e. the Employer's discharge of the Executive without cause). then the Executive shall be entitled to the benefits as set forth in Subparagraph III (C) (i) hereinabove except said benefits shall commence thirty (30) days following the date of said Termination of Service without regard to age.

     D.   Death:
          -----

          Should the Executive die prior to having received that portion of the Pre-Retirement Account he was entitled to pursuant to subparagraph A herein above, as the case may be, the unpaid balance of the Pre-Retirement Account shall be paid in a lump sum to the Executive's spouse, Sharon L. Angelo. In the absence of or a failure to designate a beneficiary, the unpaid balance shall be paid in a lump sum to the personal representative of the Executive's estate.

     E.   Discharge for Cause:
          -------------------

          Should the Executive be discharged for cause at any time, all Benefits under this Agreement shall be forfeited. The term "for cause" shall mean gross negligence or gross neglect or the commission of a felony or gross-misdemeanor involving moral turpitude, fraud, dishonesty or willful violation of any law that results in any adverse effect on the Employer. If a dispute arises as to discharge "for cause", such dispute shall be resolved by arbitration as set forth in this Agreement.

     F.   Death Benefit:
          -------------

          Except as set forth above, there is no death benefit provided under this Agreement.

     G.   Installment Payments:
          --------------------

          Notwithstanding the foregoing in the sole discretion of the Plan Administrator, after taking into consideration the economic and tax situations of the Executive (and his Beneficiaries in the event that the benefit hereunder shall become payable by reason of his death), and taking into consideration the deductibility of the payments by the Bank under Section 162(m) of the Internal Revenue Code of 1986, as amended, the benefits payable hereunder may be paid in the form of a series of substantially equal annual installment payments over a period not to exceed seven (7) years.

IV.  RESTRICTIONS UPON FUNDING

     The Employer shall have no obligation to set aside, earmark or entrust any fund or money with which to pay its obligations under this Agreement. The Executive, his beneficiary(ies) or any successor in interest to him shall be and remain simply a general creditor of the Employer in the same manner as any other creditor having a general claim for matured and unpaid compensation.

     The Employer reserves the absolute right at its sole discretion to either fund the obligations undertaken by this Agreement or to refrain from funding the same and to determine the exact nature and method of such funding. Should the Employer elect to fund this Agreement, in whole or in part, through the purchase of life insurance, mutual funds, disability policies or annuities, the Employer reserves the absolute right, in its sole discretion, to terminate such funding at any time, in whole or in part. At no time shall the Executive be deemed to have any lien or right, title or interest in or to any specific funding investment or to any assets of the Employer.

     If the Employer elects to invest in a life insurance, disability or annuity policy upon the life of the Executive, then the Executive shall assist the Employer by freely submitting to a physical exam and supplying such additional information necessary to obtain such insurance or annuities.

V.   CHANGE OF CONTROL

     Upon a Change of Control (as defined in Subparagraph I (J) herein), the Executive shall begin receiving the benefits set forth in Subparagraph III
     (A) herein without regard to age within thirty (30) days from the date of said Change of Control, and the Executive shall be one-hundred percent (100%) vested in said benefits. The Executive will also remain eligible for all promised death benefits in this Agreement. In addition, no sale, merger or consolidation of the Company or Bank shall take place unless the new or surviving entity expressly acknowledges the obligations under this Agreement and agrees to abide by its terms.

VI.  MISCELLANEOUS

     A.   Alienability and Assignment Prohibition:
          ---------------------------------------

          Neither the Executive, his widow nor any other beneficiary under this Agreement shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any of the benefits payable hereunder nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by the Executive or his beneficiary, nor be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Executive or any beneficiary attempts assignment, commutation, hypothecation, transfer or disposal of the benefits hereunder, the Employer's liabilities shall forthwith cease and terminate.

     B.   Binding Obligation of Employer and any Successor in Interest:
          ------------------------------------------------------------

          The Employer expressly agrees that it shall not merge or consolidate into or with another bank, firm or person or sell substantially all of its assets to another bank, firm or person until such bank, firm or person expressly agrees, in writing, to assume and discharge the duties and obligations of the Employer under this Agreement. This Agreement shall be binding upon the parties hereto, their successors, beneficiary(ies), heirs and personal representatives.

     C.   Revocation:
          ----------

          It is agreed by and between the parties hereto that, during the lifetime of the Executive, this Agreement may be amended or revoked at any time or times, in whole or in part, by the mutual written assent of the Executive and the Employer.

     D.   Gender:
          ------

          Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.

     E.   Effect on Other Employer Benefit Plans:
          --------------------------------------

          Nothing contained in this Agreement shall affect the right of the Executive to participate in or be covered by any qualified or non-qualified pension. profit-sharing, group, bonus or other supplemental compensation or fringe benefit plan constituting a part of the Employer's existing or future compensation structure.

     F.   Headings:
          --------

          Headings and subheadings in this Agreement are inserted for reference and convenience only and shall not be deemed a part of this Agreement.

     G.   Applicable Law:
          --------------

          The validity and interpretation of this Agreement shall be governed by the laws of the Commonwealth of Pennsylvania.

VII. ERISA PROVISION

     A.   Named Fiduciary and Plan Administrator
          --------------------------------------

          The "Named Fiduciary and Plan Administrator" of this plan shall be York Federal Savings and Loan Association until its resignation or removal by the Board. As Named Fiduciary and Administrator, the Bank shall be responsible for the management control and administration of the Executive Supplemental Retirement Plan Agreement as established herein. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

     B.   Claims Procedure and Arbitration:
          --------------------------------

          In the event a dispute arises over benefits under this Agreement and benefits are not paid to the Executive (or to his beneficiary in the case of the Executive's death) and such Executive or beneficiary ("the Claimants") feel they are entitled to receive such benefits, then a written claim must be made to the Named Fiduciary and Administrator named above within ninety (90) days from the date payments are refused. The Named Fiduciary and Administrator and the Employer shall review the written claim and if the claim is denied, in whole or in part, they shall provide in writing within ninety (90) days of receipt of such claim their specific reasons for such denial, reference to the provisions of this Agreement upon which the denial is based and any additional material or information necessary to perfect the claim. Such written notice shall further indicate the additional steps to be taken by claimants if a further review of the claim denial is desired. A claim shall be deemed denied if the Named Fiduciary and Administrator fails to take any action within the aforesaid ninety-day period.

          If Claimants desire a second review they shall notify the Named Fiduciary and Administrator in writing within ninety (90) days of the first claim denial. Claimants may review this Agreement or any documents relating thereto and submit any written issues and comments they may feel appropriate. In its sole discretion, the Named Fiduciary and Administrator shall then review the second claim and provide a written decision within ninety (90) days of receipt of such claim. This decision shall likewise state the specific reasons for the decision and shall include reference to specific provisions of this Agreement upon which the decision is based.

          If Claimants continue to dispute the benefit denial based upon completed performance of this Agreement or the meaning and effect of the terms and conditions thereof, then claimants may submit the dispute to a Board of Arbitration for final arbitration. Said Board shall consist of one member selected by the Claimant, one member selected by the Employer, and the third member selected by the first two members. The Board shall operate under any generally recognized set of arbitration rules. The parties hereto agree that they and their heirs, personal representatives, successors and assigns shall be bound by the decision of such Board with respect to any controversy properly submitted to it for determination.

          Where a dispute arises as to the Employer's discharge of the Executive" for cause", such dispute shall likewise be submitted to arbitration as above described and the parties hereto agree to be bound by the decision thereunder.

VIII. ACKNOWLEDGEMENT

      The Executive acknowledges that his benefit hereunder is entirely dependent upon the Index as set forth in Subparagraph I (H) and the interest rates and costs described at Subparagraph I (I), and that, consequently, the application of those variable amounts and variable rates to the benefit formula herein may result in no benefit being paid under this Agreement.

      IN WITNESS WHEREOF, the parties hereto acknowledge that each has carefully
read this   Agreement and executed the original thereof on the 14th day of July,
1999 and that, upon execution, each has received a conforming copy.

                                    YORK FEDERAL SAVINGS
                                    & LOAN ASSOCIATION

/s/Benjamin Riggs                   /s/James H. Moss
-----------------------------       ------------------------------------
Witness - Assistant Secretary       Executive Vice President       Title


                                    YORK FINANCIAL CORP.

/s/Robert Angelo                    /s/Thomas Wolf
-----------------------------       ------------------------------------
Witness - Secretary                 Chairman                       Title


/s/Patricia Smith                   /s/Robert A. Angelo
-----------------------------       ------------------------------------
Witness                             Robert A. Angelo

                      BENEFICIARY DESIGNATION FORM
               FOR THE EXECUTIVE SUPPLEMENTAL RETIREMENT
                             PLAN AGREEMENT


PRIMARY DESIGNATION:

     Name                         Address                      Relationship
     ----                         -------                      ------------

Sharon L. Angelo                                                  Spouse
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------


SECONDARY (CONTINGENT) DESIGNATION:

Estate
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
All sums payable under the Executive Supplemental Retirement Plan Agreement by reason of my death shall be paid to the Primary Beneficiary, if he or she survives me, and if no Primary Beneficiary shall survive me, then to the Secondary (Contingent) Beneficiary.


/s/ Robert A. Angelo                    7/14/99
-------------------------------         ------------------------------
Robert  A. Angelo                       Date

                                EXHIBIT 13

                    1999 Annual Report to Stockholders

                                            YORK FINANCIAL CORP.

                                            1999 ANNUAL REPORT TO STOCKHOLDERS



Surf-Thru Banking




[Picture appears here]

                                            Www.yorkfed.com

OUR VISION
When individuals and businesses in the communities we serve are in need of high quality financial services, they select
York Financial Corp.

OUR MISSION
The mission of York Financial Corp. is to partner with our customers in meeting their financial services needs. This will result in the development of mutually beneficial relationships with our customers, employees, stockholders, vendors, and community in order to achieve superior returns.

To Our Shareholders

   Curious about why that surfer is on the cover? There's a great story behind that picture, which we'll explain in a little while. Before we get to that, however, we want to explain why the year ending June 30, 1999, was disappointing and why we at York Federal are nevertheless more confident than ever in our future.
Hurt By A High Level of Liquid Assets
   The first three-quarters of fiscal '99 were difficult. Though our performance in both the consumer and commercial markets was excellent, a tough interest rate environment put us in a position of accumulating a high level of liquid assets. Naturally, we saw this situation developing, but we were determined to deploy those assets in high quality portfolio loans or low-risk securities, and opportunities to do this were quite limited.
   By the end of the year, we had managed to deploy the excess liquidity safely. We made up a tremendous amount of lost ground, ending within 4% of last year's earnings.
   That's the bad news. Now I'd like to explain why we are actually quite optimistic at this point.
The Fourth Quarter Was A Good Way to End the Year
   If this were a quarterly report, rather than an annual report, we'd have nothing but good news. The final quarter of fiscal '99 was rewarding. With our marketing strategies working as planned and the final deployment of the liquid assets, the fourth quarter showed a gratifying 48% increase over the same quarter last year. Although some non-recurring income items are a part of our fourth quarter earnings, our net interest income after provision for loan losses increased over 7%. In our opinion, this is a clear indication that this strategy is moving us in the right direction.
Yet Another Year of Cash and Stock Dividends
   For the fifteenth consecutive year, we have increased our cash dividend. The rate of growth of the quarterly cash dividend was 5%. Our ability to provide this growth has been based on our historical performance and it is our long-term commitment to continue this achievement.
   We continued our equally impressive trend of declaring annual stock dividends, fiscal '99 being the fifteenth year in a row. We believe this is good news for our shareholders, contributing significantly to the volume and float of our thinly-traded stock and reducing the price to make it more attractive to small investors.
Stock Repurchase Programs Show Confidence
   We initiated a six month stock repurchase program in February 1999. When we saw our stock trading at what we believe to be bargain rates, we recognized that this was, quite simply, one of the best investments around. By the end of the program, we had purchased 287,664 shares at an average price of $14.49 per share. We promptly announced another six month, 5% program to repurchase an additional 478,000 shares. These programs should not only increase our return on equity and the value of our stock for the remaining shareholders, but also express confidence in the company's ability to achieve higher valuation in the long run.
   Overall, with assets up 11% and deposits up almost 5% for the year, we are confident that our tradition of growth, combined with our capital strength and balance sheet quality, bode well for the future.
Surfing Our Way to "One-Stop Banking"
   We don't think many of our customers are surfers in the old sense of the word. But many of our customers are--or will soon be--surfers in the new sense of the word, because York Federal is ahead of the wave in on-line banking.
   In a major ad campaign featuring a Beach Boys-type sound and surfer image, we've introduced a strong "One-Stop Banking" concept that will change the way people think about banking. By banking with us on the internet, customers will be able to do just about anything, anytime, anywhere they can make an on-line connection.
   Our web site is completely interactive and represents a full-service e-commerce branch office. Customers can go on-line to handle their transactions, buy and sell securities, obtain insurance, open deposit accounts, apply for loans, and much more. All of this can be accomplished safely with our state-of-the-art security, including password systems and protective firewall barriers.
   Understanding that some people are still nervous about banking on-line and unsure about how to go surfing on the Web, we have installed computer stations in the lobbies of several York Federal branches. While advertising the fact that we offer internet banking, these terminals also teach people how to negotiate through their first internet experience. With the guidance of a branch employee, a customer proceeds through an easy, step-by-step, hands-on-demonstration using sample account information. This way, even our more mature customers (now the fastest growing segment of internet surfers) quickly overcome any hesitancy and jump right in.
   By the way, we are proud of the fact that our Web site, located at www.yorkfed.com, was one of just three in the country to earn the Bank Marketing Association's "Best of Web Sites Award for Creative Excellence."
New Branches Capitalize On Market Growth
   Though we are aggressively pursuing growth through on-line technology, there are still significant growth opportunities for bricks-and-mortar commitments. During the year, we opened two branch offices--one in Carlisle and one in Stewartstown. We also relocated our branch office in Shrewsbury to a new, more modern location. The Shrewsbury and Stewartstown branch offices are located in the heart of the fastest-growing part of York County.
Our Business Banking Strategy Is Working Well
   For commercial banking customers, York Federal has every intention of becoming the business bank of choice in our market. Our long-range plan includes significant growth and market share penetration from our business banking efforts. Though we have been selective in our investments and risk analysis, we nevertheless have made excellent progress during fiscal 1999. We successfully competed against dominant commercial lenders and aggressive smaller lenders to elevate our profile and reputation in the market and increase our market penetration. Many businesses in our region are beginning to recognize the value that York Federal's personal attention and local decision and policy making can offer them.
Into The Future with the ONLY Account
   During the year, York Federal developed an innovative new account for retail customers. Called the ONLY Account, it consolidates the customer's checking, savings, mortgage and other loans into a single account. Working like the classic "sweep" account that businesses have taken advantage of for years, the ONLY account automatically moves checking and savings deposits on a daily basis to a credit line where the funds work to reduce interest expense. The checking and savings balances are therefore always at $0. Whenever a check is written or a withdrawal is made, the needed amount is swept back to the checking side of the account to accommodate the transaction. So, in essence, the customer earns the same rate on their deposits as they pay on their loans.
   The ONLY Account is the best deal a customer can get from any bank. This product is available in England, but to our knowledge, we are the first financial institution in the United States to offer this extraordinary product. With strong promotion, we believe it will win an even greater market share for York Federal in the future. This account debuted in August 1999.
A Final Word About Y2K
   According to federal regulators, the banking industry is notably well prepared and leading the way in dealing with the Y2K transition, and York Financial Corp. is as ready as any financial institution can be. We've not only made all the necessary software modifications, we've also put our systems to the test, setting our computer systems' clocks ahead to the year 2000 to ensure and confirm that our systems will function accurately. We are pleased to report that everything worked fine, right down to the ATM machines.
   Of course, we can't guarantee that there won't be any glitches. But with the understanding that Y2K is not an issue of safety but an issue of convenience, we can assure our customers they have nothing to fear.
   As always, I want to take this opportunity to thank all our employees. In this ever changing industry, they continue to work diligently and put forth the extra effort needed to prepare York Financial Corp. for an exciting and rewarding future.

                              Sincerely,

                              /s/ Robert W. Pullo

                              Robert W. Pullo
                              President and Chief Executive Officer

   TABLE OF CONTENTS

   Page 1 . . . President's Message

   Page 4 . . . Consolidated Financial Highlights

   Page 4 . . . Market Information

   Page 5 . . . Selected Consolidated Financial Data

   Page 6 . . . Management's Discussion and Analysis of Consolidated
                Financial Condition and Results of Operations of
                York Financial Corp.

   Page 22  . . Report of Management

   Page 23  . . Report of Independent Auditors

   Page 24  . . Consolidated Financial Statements

   Page 56  . . Supplementary Consolidated Financial Data

   Page 57  . . Directors and Officers

   Page 59  . . Corporate Organization

   Page 59  . . Corporate Information

   Page 60  . . Branch Offices

York Financial Corp. and Subsidiaries
Consolidated Financial Highlights
-------------------------------------------------------------------------------


(Dollars in thousands, Except
 per share data)                          Year Ended June 30
---------------------------------         ------------------
                                         1999             1998        % Change
---------------------------------   ---------------  ---------------  ---------
GROWTH
---------------------------------   ---------------  ---------------  ---------
Average assets                      $  1,267,131     $  1,186,759         6.8%
Average loans                            900,213          997,078        (9.7%)
Average deposits                       1,093,074        1,025,622         6.6%
Average stockholders' equity             111,963          104,196         7.5%

OPERATING PERFORMANCE
---------------------------------   ---------------  ---------------  ---------
Net interest income                 $     34,539     $     36,722        (5.9%)
Provision for loan losses                  3,632            3,737        (2.8%)
Other income                              12,038           10,152        18.6%
Other expenses                            28,234           27,323         3.3%
Net income                                 9,670           10,015        (3.4%)

FINANCIAL RATIOS
---------------------------------   ---------------  ---------------  ---------
Return on average assets                   0.76%            0.84%        (9.5%)
Return on average stockholders'
 equity                                    8.64%            9.61%       (10.1%)

STOCK PERFORMANCE  (1)
---------------------------------   ---------------  ---------------  ---------

Net income per share - assuming
 dilution                           $      0.97      $      1.01        (4.0%)
Book value per share                      11.54            11.60        (0.5%)
Market value per share                    14.63            19.88       (26.4%)
Cash dividends per share                   0.51             0.48         6.3%


MARKET INFORMATION

   The common stock of York Financial Corp. is traded on the Nasdaq National Market under the symbol YFED. At the close of business on September 1, 1999, there were approximately 3,294 stockholders of record owning 9,598,384 outstanding shares of common stock. This does not reflect the number of persons or entities who hold their stock in nominee or "street" name through various brokerage firms.
   The table below sets forth the quarterly range of high and low closing sales prices for York Financial Corp. common stock as reported by Nasdaq and dividends declared per common share.

                                                  Cash
                          Market Price          Dividends (1)(2)
---------------------   ---------------------   ---------------
                         High (1)    Low (1)
---------------------   ---------   ---------   ---------------
Fiscal  1999
    1st quarter         $  21.07    $  16.01    $        0.125
    2nd quarter            20.83       14.88             0.125
    3rd quarter            16.25       14.38             0.130
    4th quarter            15.44       14.31             0.130
                                                ---------------
                                                $        0.510
                                                ===============
Fiscal  1998
    1st quarter         $  20.38    $  14.86    $        0.115
    2nd quarter            25.95       19.24             0.115
    3rd quarter            25.00       22.14             0.125
    4th quarter            24.76       19.05             0.125
                                                ---------------
                                                $        0.480
                                                ===============

(1) Market prices and amounts per share, including dividends, are adjusted for stock dividends effected through June 30, 1999.
(2) Restrictions are placed on the Corporation's ability to pay cash dividends as discussed in Note 14 of the Notes to Consolidated Financial Statements.

York Financial Corp. and Subsidiaries
Selected Consolidated Financial Data
-------------------------------------------------------------------------------

                                                June 30
                            1999       1998       1997       1996       1995
                         ---------- ---------- ---------- ---------- ----------
                                          (Dollars in Thousands)

Assets                   $1,364,626 $1,229,268 $1,162,393 $1,109,804 $1,009,918
Short-term investments        8,958    126,613      1,527      2,207     19,861
Loans held for sale, net     30,631     17,534      4,882      5,686      6,450
Securities and Federal
 Home Loan Bank stock       326,285     61,700     83,708     90,859     70,490
Loans receivable, net       909,193    951,641    997,841    938,570    845,205
Deposits                  1,115,253  1,065,777    993,106    908,123    832,056
Borrowings                  113,962     27,861     46,236     74,380     65,759
Stockholders' equity        110,410    109,225    100,083     93,540     85,330
Loans serviced for others   494,687    487,092    548,202    593,166    571,351

Number of:
 Real estate loans
  outstanding                 7,401      8,795      9,471      9,724      9,786
 Loans serviced for others    7,823      7,724      8,484      9,649      9,648
 Deposit accounts           133,107    130,968    128,211    118,758    114,541
 Offices                         25         23         22         22         22


                                           Year Ended June 30
                            1999       1998       1997       1996       1995
                         ---------- ---------- ---------- ---------- ----------
                             (Dollars in Thousands, Except Per Share Data)

Interest income          $   86,365 $   88,566 $   87,641 $   80,880 $   68,155
Interest expense             51,826     51,844     51,788     45,905     36,402
                         ---------- ---------- ---------- ---------- ----------
Net interest income          34,539     36,722     35,853     34,975     31,753
Provision for loan losses     3,632      3,737      2,424      2,300      2,340
                         ---------- ---------- ---------- ---------- ----------
Net interest income after
 provision for loan losses   30,907     32,985     33,429     32,675     29,413
Other income                 12,038     10,152      8,696      8,630      5,706
Other expenses               28,234     27,323     31,163 (1) 24,450     22,616
                         ---------- ---------- ---------- ---------- ----------
Income before income taxes   14,711     15,814     10,962     16,855     12,503
Provision for income taxes    5,041      5,799      3,875      6,512      4,837
                         ---------- ---------- ---------- ---------- ----------
Net income               $    9,670 $   10,015 $    7,087 $   10,343 $    7,666
                         ========== ========== ========== ========== ==========
Per share data:
 Net income-assuming
  dilution               $     0.97 $     1.01 $     0.75 $     1.13 $     0.87
 Cash dividends paid     $     0.51 $     0.48 $     0.44 $     0.39 $     0.36
 Book value              $    11.54 $    11.60 $    10.88 $    10.65 $     9.91
 Shares outstanding
  (year end)              9,565,467  8,968,031  7,008,347  6,696,494  6,560,558
 Weighted average shares-
  assuming dilution       9,919,118  9,892,913  9,423,215  9,135,076  8,830,820

Other financial ratios:
 Return on average assets     0.76%      0.84%      0.61%      0.99%      0.83%
 Return on average equity     8.64%      9.61%      7.46%     11.57%      9.39%
 Dividend payout ratio       50.62%     44.13%     55.30%     32.69%     39.94%
 Average equity to
  average assets              8.84%      8.78%      8.19%      8.51%      8.85%
--------------------
All per share data is adjusted for stock dividends effected through June 30, 1999.

(1) Includes one-time special assessment of $5.3 million pre-tax ($3.2 million net of taxes) to recapitalize the SAIF of the FDIC in accordance with the Deposit Insurance Funds Act enacted September 30, 1996.

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp.
-------------------------------------------------------------------------------

     The purpose of this discussion is to provide additional information about York Financial Corp. ("York Financial" or "Corporation"), its financial condition and results of operations. Readers of this annual report should refer to the consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

Forward-Looking Statements
     In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained in the following sections are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, interest rate trends, the general economic climate in the Corporation's market area and the country as a whole, the ability of the Corporation to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state regulation. Readers should not place undue reliance on these forward-looking statements, as they reflect management's analysis only as of the date of this report. The Corporation has no obligation to update or revise these forward- looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents the Corporation files periodically with the Securities and Exchange Commission.

Financial Review
      York Financial is a unitary savings and loan holding company incorporated in Pennsylvania. In August 1986, York Financial became the sole stockholder of York Federal Savings and Loan Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At June 30, 1999, the Corporation had consolidated assets of $1.4 billion, total deposits of $1.1 billion and stockholders' equity of $110.4 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans, and investment securities. York Federal conducts its business through twenty-five offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage correspondent relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia, although loans are originated in 11 states within the Mid- Atlantic region. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.
     The Corporation's net income is highly dependent on the interest rate spread between the average rate earned on loans and securities and the average rate paid on deposits and borrowings as well as the amount of the respective assets and liabilities

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------

outstanding. Other operating income is an important supplement to York Federal's interest income and is primarily the result of mortgage banking activities including gains on sales of mortgage-backed securities and related value attributed to mortgage servicing rights created from loan originations and service fee income derived from the portfolio of loans serviced for others. Other operating income also includes gains and losses on sales of securities available for sale, gains and losses on sales of real estate, equity in earnings of limited partnership interests, and fees and service charges assessed on loan and deposit transactions.

Interest Rate Sensitivity Management and Market Risk
     Market risk is the risk of loss from adverse changes in market prices and rates. The Association's market risk arises principally from interest rate risk. In an effort to maintain control over such risks, management of York Federal focuses its attention on managing the interest rate sensitivity of assets and liabilities and controlling the volume of lending, securities, deposit, and borrowing activities. The Association's principal financial objective is to achieve long-term profitability while reducing (controlling) its exposure to fluctuating market interest rates. By managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities repricing in the same periods, the Corporation seeks to minimize the adverse effect of interest rate fluctuations to net interest income and net portfolio value. The Corporation's assets and liabilities are not directly exposed to foreign currency or commodity price risk. At June 30, 1999, the Corporation had no off-balance sheet derivative financial instruments.
     Management utilizes an Asset/Liability Committee (ALCO), which meets at least once each month, to review the Association's interest sensitivity position on an ongoing basis and prepare strategies that outline the overall acquisition and allocation of funds to maximize earnings and maintain the interest rate sensitivity position at acceptable levels in order to insulate earnings from the effects of interest rate fluctuations. The Corporation originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed rate permanent loan originations. The funding sources for these portfolio loans are deposits and borrowings with various maturities.
     The ALCO monitors the Corporation's interest rate risk position by utilizing simulation analysis. Net interest income fluctuations and the net portfolio value ratio are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Such rate scenarios include immediate rate shocks adjusting rates in +/- 100 basis point (bp) increments resulting in projected changes to net interest income over the next 12 months and projected net portfolio value ratios as indicated in the following table.

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------

 An analysis of hypothetical changes in interest rates as of June 30, 1999 compared to June 30, 1998 is as follows:

                                                June 30
                                  1999                          1998
                      ---------------------------   ---------------------------
                                         Percentage change in
                      ---------------------------------------------------------
Change in interest
      rates          Net interest   Net portfolio  Net interest   Net portfolio
 (In basis points)     income (1)      ratio (2)     income (1)      ratio (2)
------------------   ------------   ------------   ------------   ------------
      +300               (14.00%)         4.70%         (7.00%)         8.00%
      +200                (9.00%)         5.75%         (4.00%)         8.31%
      +100                (4.00%)         6.69%         (2.00%)         8.53%
        0                  0.00%          7.49%          0.00%          8.70%
      (100)                4.00%          8.15%          1.00%          8.86%
      (200)                6.00%          8.41%          3.00%          9.05%
--------------------
(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus net interest income in the various rate scenarios.
(2) The net portfolio value ratio in this column represents net portfolio value of the Association in various rate scenarios, divided by the present value of expected net cash flows from existing assets in those same scenarios. Net portfolio value is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing liabilities, plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts.


   Simulation results are influenced by a number of estimates and assumptions which are primarily related to embedded options, prepayment behaviors, pricing strategies and cashflows. The risk profile of the Association has increased from year to year as indicated in the preceding table. This increase resulted primarily from the deployment of excess liquid funds into higher yielding investments with inherently more interest rate risk. Additionally, construction mortgage conversions to fixed rate permanent mortgages were retained in portfolio and partially funded with available liquid assets and overnight borrowings as required. Assumptions and estimates used in simulation analysis are inherently subjective and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to the Corporation's Board of Directors on a quarterly basis. Management has determined that the level of interest rate risk is within acceptable limits at June 30, 1999.
   The management of York Federal is committed to managing the asset and liability portfolios in order to maximize earnings and maintain an interest rate sensitivity position that insulates earnings from the potential negative effect of interest rate fluctuations.

Asset Quality
   Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio. The Association has developed a Business Banking Group to offer financial products and services to small and mid-sized businesses in the Association's branch market area. The nature of these products and services and

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------

the financial characteristics of the target client group may have the effect of increasing the Association's credit risk exposure. The Association has employed management expertise and has adopted credit management policies to control the credit risk exposure inherent in this activity.
   The Association's policy is to maintain the allowance for loan losses at a level believed adequate by management to absorb losses in the existing loan portfolio. The allowance for loan loss is an estimate, however, these estimates are reviewed periodically and, any adjustments necessary, are recognized in operations in the period adjustments become known. Management's determination of the adequacy of the allowance is performed by an internal loan review committee and is based on known and inherent risk characteristics in the portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and such other relevant factors which in management's judgment deserve recognition. The allowance for loan losses related to impaired loans was determined in accordance with Statement of Financial Accounting Standards No. 114, as amended by Statement No. 118. Actual losses or recoveries are charged or credited directly to the allowance.

   An analysis of the allowance for loan losses is as follows:

                                              Year Ended June 30
                                 1999      1998      1997      1996      1995
                               --------  --------  --------  --------  --------
                                               (Dollars in Thousands)
Total allowance for loan
 losses at beginning of
 period                        $  8,810  $  6,413  $  6,609 $  5,840  $  4,492
Loans charged-off:
 Real estate-mortgage:
  Residential                     1,581     1,701     1,304    1,151     1,138
  Commercial                         16        68     1,820      620         5
 Consumer                           397        89       226      100       127
                               --------  --------  --------  -------  --------
   Total charge-offs              1,994     1,858     3,350    1,871     1,270
Recoveries:
 Real estate-mortgage:
  Residential                       325       212       210      156       185
  Commercial                         24       294       516      184        92
 Consumer                             6        12         4        -         1
                               --------  --------  --------  -------- --------
   Total recoveries                 355       518       730      340       278
                               --------  --------  --------  -------- --------
   Net loans charged-off          1,639     1,340     2,620    1,531       992

Provision for loan losses         3,632     3,737     2,424    2,300     2,340
                               --------  --------  -------- --------  --------
Total allowance for loan
 losses at end of period       $ 10,803  $  8,810  $  6,413 $  6,609  $  5,840
                               ========  ========  ======== ========  ========
Percentage of net charge-offs
 to average loans outstanding
 during the period                0.18%     0.13%     0.26%    0.17%     0.13%
                               ========  ========  ======== ========  ========
Percentage of allowance for
 loan losses to adjusted
 total loans                      1.17%     0.92%     0.64%    0.70%     0.69%
                               ========  ========  ======== ========  ========


   The allowance for loan losses totaled $10.8 million or 1.17% of adjusted total loans of $919.9 million at June 30, 1999. With the implementation of the Uniform Retail Credit Classification Policy at June 30, 1999, a one-time charge to the allowance for loan losses of $408,000 was recognized representing the total amount due on

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------

certain loans identified in accordance with the policy, in excess of the net realizable value of the underlying collateral. With this adjustment to the allowance for loan losses, net charge-offs increased compared to the prior year.
   Over the last two years, the composition of the loan portfolio has changed with an increase of $66.2 million in the commercial loan portfolio. The commercial loan portfolio as a percentage of total loans represented 12.2% at June 30, 1999 compared to 5.7% at June 30, 1997. Because of the increased inherent risk within the portfolio, the allowance for loan losses has been increased $4.4 million or 68.5% within the past two years. Management believes that a provision in excess of net charge-offs is warranted due to the changing composition within the loan portfolio and increased inherent risk. However, management believes the allowance for loan loss is adequate relative to its assessment of existing risk characteristics within the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to future problem loans, increased risk due to a change in mix within the portfolio as well as changes in economic conditions.

An analysis of nonperforming assets is summarized as follows:

                                                    June 30
                                 1999      1998      1997      1996      1995
                              --------  --------  --------   --------  --------
                                            (Dollars in Thousands)
Loans accounted for on a
 nonaccrual basis:
 Real estate-mortgage:
    Residential               $   870   $     -   $     -    $     -   $     -
    Commercial                      -         -       950      1,481     3,498
    Land                            -         -         -        200         -
 Consumer                          49         -         -          -         -
                              --------  --------  --------   --------  --------
     Total nonaccrual loans       919         -       950      1,681     3,498
Accruing loans which are
 contractually past due 90
 days or more:
 Real estate-mortgage:
  Residential                   8,311    14,487    12,735     10,029     9,133
 Consumer                         823     1,194       702        383       433
                              --------  --------  --------   --------  --------
     Total of 90 days past
      due loans                 9,134    15,681    13,437     10,412     9,566
                              --------  --------  --------   --------  --------
Total of nonaccrual and 90
 days past due loans          $10,053   $15,681   $14,387    $12,093   $13,064
                              ========  ========  ========   ========  ========
 As a percent of total
  loans                          1.07%     1.63%     1.43%      1.28%     1.53%
                              ========  ========  ========   ========  ========
Real estate owned:
 Real estate acquired
  through foreclosure
  or repossession by
  loan type:
   Real estate:
     Residential              $ 4,571   $ 4,543   $ 4,978    $ 4,913   $ 5,981
     Commercial                 1,055     2,687     2,714      2,370     2,278
     Land                       1,319     1,863     2,895      3,349     5,107
 Loans classified as in
  substance foreclosure             -         -         -          -       200
 Allowance for real estate
  losses                          (45)     (116)     (365)      (955)     (630)
                              --------  --------  --------   --------  --------
Total real estate owned       $ 6,900   $ 8,977   $10,222    $ 9,677   $12,936
                              ========  ========  ========   ========  ========
     As a percent of
      total assets               0.51%     0.73%     0.88%      0.87%     1.28%
                              ========  ========  ========   ========  ========
Total nonperforming assets    $16,953   $24,658   $24,609    $21,770   $26,000
                              ========  ========  ========   ========  ========
     As a percent of
      total assets               1.24%     2.01%     2.12%      1.96%     2.57%
                              ========  ========  ========   ========  ========

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------

   The Association's nonaccrual policy generally covers loans which are 90 or more days past due, dependent upon type of loan and related collateral. All commercial real estate loans are placed on nonaccrual status when the collectibility of interest is uncertain based on specific circumstances evaluated on a loan by loan basis or when interest is more than 90 days past due. In the case of residential real estate and consumer loans, the Association implemented the Uniform Retail Credit Classification Policy effective June 30, 1999 and follows this policy for placing loans on nonaccrual. As noted in the previous table, loans contractually past due 90 days or more and real estate acquired through foreclosure have decreased as compared to the prior period. This is primarily due to the result of favorable economic conditions, an ongoing, more aggressive, collection effort to reduce delinquencies and the impact of sales of real estate owned.
   Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining an allowance for real estate losses (such allowance is separate from and in addition to the allowance for loan losses). In fiscal 1999, net charge-offs were $321,000 and additions to the allowance totaled $250,000 resulting in a decrease in the allowance to $45,000. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.

Liquidity
   The primary purpose of asset/liability management is to maintain adequate liquidity and a desired balance between interest sensitive assets and liabilities. Liquidity management focuses on the ability to meet the cash flow requirements of customers wanting to withdraw or borrow funds for their personal or business needs. Interest rate sensitivity management focuses on consistent growth of net interest income in times of fluctuating interest rates. The management of liquidity and interest rate sensitivity must be coordinated since decisions involving one may influence the other.
   Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity include short term investments, securities available for sale, maturing and repaying loans, and monthly cash flows from mortgage-backed securities. The loan portfolio provides an additional source of liquidity due to York Federal's participation in the secondary mortgage market. Liquidity needs can also be met by attracting deposits and utilizing borrowing arrangements with the FHLB and the Federal Reserve Bank of Philadelphia for short and long-term advances as well as other short-term borrowings.
   Deposits represent the Association's primary source of funds. The Association does not rely on brokered deposits as a source of funds. During fiscal 1999, the Association's deposits increased $49.5 million and is attributed to deposit pricing decisions to facilitate maintenance and expansion of customer relationships. In addition, York Federal has supplemented its deposit gathering efforts through borrowings from the FHLB of Pittsburgh.
   At June 30, 1999, York Federal had $110.4 million in FHLB advances outstanding at a weighted average interest rate of 5.24%, an increase of $84.6 million from $25.8 million in fiscal 1998. For additional details of FHLB advances and other borrowings, refer to Note 11 of the Notes to Consolidated Financial Statements.
   The decrease in the interest-earning overnight cash position to $9.0 million at June 30, 1999, as compared to $126.6 million at June 30, 1998 provided $117.6 million as a source of funds.

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------

   Amortization and prepayments of loans and proceeds from loan and securities sales represent a substantial source of funds to York Federal. These sources amounted to $549.7 million, $475.3 million and $317.0 million in fiscal 1999, 1998 and 1997, respectively. During fiscal 1999, the loan portfolio decreased $42.4 million to $909.2 million from $951.6 million in fiscal 1998. The primary factors contributing to the decrease in the loan portfolio and an increase in sources of funds are the interest rate environment that resulted in increased originations of fixed rate loans subsequently sold into the secondary market as well as an increased level of refinance activity resulting in higher than expected loan payoffs, a loan sale initiated to reduce certain credit risks identified within the residential mortgage loan portfolio and certain loan and security sales to manage interest rate risk levels within acceptable limits.
   Generally, the principal use of funds is the origination of mortgage and other loans. In addition, during fiscal 1999, the initiation of leverage strategies to effectively utilize available capital, resulted in expansion of the investment portfolio through the purchase of available for sale securities and held to maturity securities. The carrying value of securities available for sale and securities held to maturity increased $264.6 million to $318.3 million in fiscal 1999 from $53.7 million in fiscal 1998.
   Loan demand resulted in total originations of $577.8 million in fiscal 1999. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity, expanded mortgage correspondent relationships, and Business Banking relationship managers. The volume of originations was favorably effected by a relatively stable and low-rate interest rate environment and included traditional long-term fixed rate loans originated primarily for sale as well as adjustable rate and residential construction loan products. In addition, in response to changing customer preferences, intermediate term mortgage products, i.e. seven year balloon loans and 5/1 CMT adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter), continue to represent a significant component of loan origination volume.
   Under current regulations, York Federal is required to maintain liquid assets at 4.0% or more of its net withdrawable deposits plus short-term borrowings. Effective November 24, 1997, the Office of Thrift Supervision lowered liquidity requirements from 5.0% to 4.0%. Additionally, the OTS streamlined the calculations used to measure compliance with liquidity requirements, expanded the types of investments considered to be liquid assets, and reduced the liquidity base by modifying the definition of net withdrawable accounts to exclude accounts with maturities exceeding one year. The result of these changes to the liquidity requirements is to significantly increase the reported liquidity position of the Association. At June 30, 1999, the Association's liquidity level was 8.7%.
   The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations. See Notes 17 and 18 of the Notes to Consolidated Financial Statements for information on commitments and fair value of financial instruments at June 30, 1999.

Capital
   The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at June 30, 1999, totaled $110.4 million compared to $109.2 million at June 30, 1998, an increase of $1.2 million or 1.1%. This growth was a result of a combination of

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------

factors including current earnings, cash dividends paid (representing a payout ratio of 50.6%), issuance of shares in connection with various benefit and dividend reinvestment plans, retirement of stock through a stock repurchase program and the impact of unrealized gains or losses on "available for sale" securities.
   OTS regulated thrifts must comply with various capital standards:
   Tangible Capital. Generally, common stock plus retained earnings must equal at least 1.5% of adjusted total assets.
   Tier 1 (Core) Capital to Total Assets. Tangible capital plus qualifying supervisory goodwill (arising from the purchase of a troubled savings association) and other qualifying intangible assets must equal at least 3.0% of adjusted total assets; 5.0% to be deemed well capitalized.
   Risk-Based Capital. Risk-based capital must equal at least 8.0% of risk-weighted assets, as defined in the regulations; 10% to be deemed well capitalized. The tier 1 (core) capital component of risk-based capital, as defined above, must equal at least 6.0% of risk-weighted assets to be deemed well capitalized.
   At June 30, 1999, York Federal's tangible and core capital both equaled 7.1% ($96.5 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%/5.0%, respectively. York Federal's total assets do not include any goodwill. York Federal's core capital to risk-weighted assets equaled 11.7% ($96.5 million) at June 30, 1999, which exceeds the required level of 6.0%. Finally, York Federal's risk-based capital ratio equaled 12.8% ($105.6 million) at June 30, 1999, which exceeds the required level of 8.0% by $39.7 million, and exceeds the required level to be deemed well capitalized of 10.0% by $23.2 million. For a more comprehensive analysis of capital, refer to Note 14 of the Notes to Consolidated Financial Statements.

Transactions with Affiliates
   Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At June 30, 1999, such transactions are within these regulatory limits.

Results of Operations
   Fiscal 1999 Compared to Fiscal 1998

Net Interest Income
   York Financial's earnings are affected by the level of York Federal's net interest income, which is the difference between the income it receives on its loan portfolio and other investments and its cost of funds, consisting primarily of interest paid on deposits and borrowings. Net interest income is affected by the average yield on interest-earning assets, the average rate paid on interest-bearing liabilities, and the ratio of interest-earning assets to interest-bearing liabilities.
   Net interest income for fiscal 1999 was $34.5 million, as compared to $36.7 million for fiscal 1998, which represents a 6.0% decrease. The margin on interest-earning assets for fiscal 1999 decreased to 2.90% from 3.28% for fiscal 1998. The following table provides information regarding the dollar amount of interest income earned on interest-earning assets and the resulting yields, as well as the dollar amount of interest expense on interest-bearing liabilities and the resulting rates paid for the three years ending June 30, 1999.


Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------------------------------------


                                                           Year Ended June 30
                                       1999                       1998                        1997
                          --------------------------- --------------------------- ---------------------------
                           Average             Yield/  Average             Yield/  Average             Yield/
                           Balance    Interest Rate    Balance    Interest Rate    Balance    Interest Rate
                          ----------  -------- ----   ----------  -------- ----   ----------  -------- ----
                                                            (Dollars in Thousands)
Interest-earning assets:
 Loans(1)(2)(3)           $  900,213  $69,880  7.76%  $  997,078  $80,893  8.11%  $  989,670  $80,820  8.17%
 Securities held for
  trading                      9,478      601  6.34       10,314      688  6.67       18,935    1,329  7.02
 Securities available for
  sale                       132,478    8,120  6.13       56,858    3,770  6.63       56,256    3,711  6.60
 Securities held to
  maturity                    21,347    1,308  6.13       15,015      930  6.19       16,141      951  5.89
 Other interest-earning
  assets                     129,118    6,456  5.00       41,721    2,285  5.48       15,747      830  5.27
                          ----------  -------  ----   ----------  -------  ----   ----------  -------  ----
Total interest-earning
 assets                    1,192,634   86,365  7.24    1,120,986   88,566  7.90    1,096,749   87,641  7.99
Noninterest-earning
 assets                       74,497                      65,773                      64,144
                          ----------                  ----------                  ----------
   Total                  $1,267,131                  $1,186,759                  $1,160,893
                          ==========                  ==========                  ==========
Interest-bearing
liabilities:
 Deposits:
  NOW accounts            $  106,543    2,079  1.95   $   94,847    2,167  2.28   $   87,720    1,944  2.22
  Savings accounts            58,492    1,463  2.50       66,052    1,676  2.54       73,764    2,040  2.77
  Money market accounts      293,084   12,762  4.35      233,500   10,794  4.62      205,168    9,017  4.39
  Certificate accounts       612,710   33,693  5.50      608,126   35,107  5.77      571,825   33,364  5.83
 Borrowings                   36,435    1,829  5.02       38,871    2,100  5.40      100,826    5,423  5.38
                          ----------  -------  ----   ----------  -------  ----   ----------  -------  ----
Total interest-bearing
 liabilities               1,107,264   51,826  4.68    1,041,396   51,844  4.98    1,039,303   51,788  4.98
                                      -------  ----               -------  ----               -------  ----
Noninterest-bearing
 deposits                     22,245                      23,097                      11,426
Noninterest-bearing
 liabilities                  25,659                      18,070                      15,141
                          ----------                  ----------                  ----------
                           1,155,168                   1,082,563                   1,065,870
Stockholders' equity         111,963                     104,196                      95,023
                          ----------                  ----------                  ----------
   Total                  $1,267,131                  $1,186,759                  $1,160,893
                          ==========                  ==========                  ==========
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities                 1.08x                       1.08x                       1.06x
                          ==========                  ==========                  ==========
Net interest income/
 interest rate
 spread                               $34,539  2.56%              $36,722  2.92%              $35,853  3.01%
                                      =======  ====               =======  ====               =======  ====
Net interest-earning
 assets/margin on
 interest-earning
 assets                   $   85,370           2.90%  $   79,590           3.28%  $   57,446           3.27%
                          ==========           ====   ==========           ====   ==========           ====


--------------------

(1) Average balances include loans on nonaccrual status.
(2) Average balances include amounts held for sale.
(3) Interest includes amortization of loan fees of $0.2 million, $0.2 million and $0.6 million in 1999, 1998 and 1997, respectively.


   During fiscal 1999, York Federal originated $577.8 million of loans including loans refinanced from the Association's portfolio totaling $62.8 million. The result of these originations, when combined with mortgage loan securitizations or sales totaling $241.3 million and loan repayment activity, was a decrease of 9.7% or $96.8 million in average loans outstanding during fiscal 1999. The average balance of securities and other interest-earning assets increased $168.5 million over the prior fiscal year and results primarily from a decrease in loans and an increase in average deposits of $68.3 million or 6.8% partially offset by lower average borrowings of $2.4 million or 6.3%. The resulting shift in composition of the Association's assets coupled with the lower interest rate environment had a negative effect on interest income and contributed to the yield on earning assets decreasing 66 basis points to 7.24%. Even though in total, interest-earning assets increased 6.4% in fiscal 1999 compared to fiscal 1998, the

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------

decrease in yield on interest-earning assets resulted in a decrease in interest income. This combination of volume and rate changes resulted in a net decrease in interest income of $2.2 million, or 2.5%.
   Interest expense was virtually unchanged in fiscal 1999 from the prior fiscal year. There was an increase of $65.9 million or 6.3% in the average level of interest-bearing liabilities but this was offset by a decrease in the cost of funds. In order to maintain and attract new deposits during fiscal 1999, the Association continued to successfully market a Guaranteed Money Fund Account (which is priced based on nationally reported money fund rates) as well as provide competitive interest rates through special promotional offerings on selected certificate of deposit account programs. This response to the increased competitive pressures for deposits resulted in deposit growth in higher cost money market and certificate accounts. The increase in average deposits of $68.3 million was partially offset by a decrease in average overnight borrowings to $36.4 million from the previous year's level of $38.9 million. The average rate on interest-bearing liabilities decreased 30 basis points to 4.68% as compared to 4.98% in the prior period.
   The volume/rate analysis shown in the following table presents a comparative analysis of reported interest income and expense in relation to changes in specific asset and liability account balances (volume) and corresponding interest rates (rate). This analysis illustrates the net impact of previously discussed volume and rate changes on net interest income for fiscal 1999 compared to fiscal 1998, and fiscal 1998 compared to fiscal 1997. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume and (2) changes in rates. The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                       Year Ended June 30
                       1999 Compared to 1998          1998 compared to 1997
                     Increase (Decrease) Due to:    Increase (Decrease) Due to:
                     ---------------------------    --------------------------
                       Volume    Rate       Net       Volume    Rate      Net
                       ------    ----       ---       ------    ----      ---
                                             (In Thousands)
Interest income:
  Loans                $(7,758) $(3,255)  $(11,013)   $  601   $ (528)  $   73
  Securities held
   for trading             (55)     (32)       (87)     (603)     (38)    (641)
  Securities available
   for sale              4,425      (75)     4,350        40       19       59
  Securities held to
   maturity                367       11        378       (66)      45      (21)
  Other interest-
   earning assets        4,370     (199)     4,171     1,421       34    1,455
                       -------  -------   --------    ------   ------   ------
    Total                1,349   (3,550)    (2,201)    1,393     (468)     925
Interest expense:
  Deposits:
   NOW accounts            228     (316)       (88)      161       62      223
   Savings accounts       (192)     (21)      (213)     (206)    (158)    (364)
   Money market
    accounts             2,595     (627)     1,968     1,292      485    1,777
   Certificate
    accounts               252   (1,666)    (1,414)    2,096     (353)   1,743
  Borrowings              (127)    (144)      (271)   (3,332)       9   (3,323)
                       -------  -------   --------    ------   ------   ------
    Total                2,756   (2,774)       (18)       11       45       56
                       -------  -------   --------    ------   ------   ------
Net interest income    $(1,407)  $ (776)  $ (2,183)   $1,382   $ (513)  $  869
                       =======   ======   ========    ======   ======   ======

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------

Provision for Loan Losses
   In fiscal 1999, additions were made to the allowance for loan losses in the amount of $3.6 million resulting in an allowance (net of charge-offs and recoveries of $1.6 million) of $10.8 million, or 1.17% of the loan portfolio, compared to an allowance of $8.8 million, or .92% at fiscal year end 1998. See "Asset Quality" for further discussion of the allowance for loan losses.

Other Income
   Other income was $12.0 million for fiscal 1999, an increase of $1.9 million or 18.6% over 1998. Mortgage banking income for fiscal 1999 decreased $501,000 or 13.3% as compared to the same period in 1998 and included gain on sales of loans and trading securities of $2.3 million. Mortgage-backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At June 30, 1999, there were no securities held for trading.
   The portfolio of loans serviced for others totaled $494.7 million at June 30, 1999, with a net average servicing rate of approximately 9.2 basis points, as compared to $487.1 million at June 30, 1998 with an average net servicing rate of approximately 13.6 basis points. A portion of the change in the balance of loans serviced for others was the sale of servicing on approximately $84.2 million of loans consummated in May 1999 with a net gain of $475,000. Such transaction is in addition to normal securitization and repayments within the portfolio both of which increased over prior year levels due to the stable and low-rate interest rate environment. In consideration of the timing of these transactions, the average balance of outstanding loans serviced for others increased $42.6 million in fiscal 1999. The decrease in net servicing rate of
4.4 basis points is primarily due to the capitalization of mortgage servicing rights with expected future decreases in servicing fee income. Amortization of capitalized mortgage servicing rights was $735,000 in fiscal 1999 compared to $442,000 in fiscal 1998 and is recognized as a reduction of gross servicing fee income. In addition, interest costs incurred by the Association in connection with the increased level of repayments resulted in downward pressure on the net servicing rate. The combination of these volume and rate changes caused net loan servicing fees for fiscal 1999 to decrease to $496,000 as compared to the fiscal 1998 level of $677,000. For additional information on loan servicing fees and mortgage banking activity, refer to Notes 1 and 6 of the Notes to Consolidated Financial Statements.
   Gain on the sale of securities available for sale totaled $794,000 at June 30, 1999 as compared to $174,000 at June 30, 1998. During the current year, Fannie Mae (FNMA) introduced a program which provides for the securitization of high loan-to-value seven year balloon loans. Management, recognizing the default risk associated with this loan type, securitized $58.0 million of loans within the portfolio qualifying under the FNMA program. Furthermore, in consideration of the interest rate risk associated with this asset, $40.6 million of these securities were sold resulting in the aforementioned gain during fiscal 1999. The balance of such securities are held in the Association's securities available for sale portfolio at June 30, 1999.
   Gain on sales of real estate during fiscal 1999 totaled $1.6 million as compared to $193,000 during fiscal 1998 and is the result of dispositions of real estate acquired in the normal course of business. The increase in gain on sale of real estate during fiscal 1999 was primarily due to the disposition of a commercial real estate property and the recognition of the gain on sale of a property previously deferred in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------

   Fees and service charges for fiscal 1999 increased $385,000 or 12.0% to $3.6 million as compared to $3.2 million in fiscal 1998. The increase in fees and service charges is primarily a result of growth in loan and deposit volume. Loan volume was higher due to increased originations of $138.6 million to $577.8 million during fiscal 1999. The increase in deposit account servicing fees is related to increased volume of electronic transactions initiated by deposit customers including inter-account sweeps, ATM transactions and VISA debit card utilization. In addition, increased commercial checking account relationships initiated through expanded Business Banking activities and related fee structure associated with such accounts contributed to the increase in fees and service charges.
   The Corporation is a partner in various joint ventures. In the year ended June 30, 1999, income from joint ventures totaled $1.2 million as compared to $1.4 million in 1998. The income is primarily related to the Corporation's share in the net income of a venture capital partnership resulting from the increased market value of underlying portfolio investments. For additional information on investments in joint ventures refer to Note 9 of the Notes to Consolidated Financial Statements.
   Other operating income was $1.5 million in fiscal 1999 as compared to $1.4 million in fiscal 1998. As products and services become more fully integrated within the retail branch system, related income delivered through discount brokerage and insurance units was the primary reason for the increase in other operating income. Other effects on other operating income were income on corporate-owned life insurance policies related to a supplemental executive retirement plan which was partially offset by a reduction in appraisal and inspection fees performed for third parties. Lenders Support Group, an affiliate of the Association, performed appraisal and inspection activities for the Association and the general public. Effective September 30, 1998, the activities of Lenders Support Group were absorbed into the mortgage banking activity of the Association with appraisal and inspection activities for third parties discontinued.

Other Expenses
   Other expenses of $28.2 million increased $911,000 or 3.3% in fiscal 1999 as compared to $27.3 million in fiscal 1998 primarily due to an increase in salaries and benefits.
   Salaries and employee benefits increased $986,000 or 7.5% in fiscal 1999 over fiscal 1998 and is attributable to a combination of the following factors: annual adjustments through the salary administration program, increased staffing within the Retail Banking Group in connection with new branches, increased commissions related to an affiliate brokerage and insurance units, commissions and overtime due to increased loan volume and decreases in incentive and profit sharing compensation due to lower operating results. Full time equivalent personnel increased from 389 at June 30, 1998, to 422 at June 30, 1999.
   Occupancy expense increased $205,000 or 5.7% in fiscal 1999 over fiscal 1998 as a result of normal inflationary pressure on facilities management activities. Real estate expenses decreased $531,000 or 37.8% in fiscal 1999 as compared to fiscal 1998 and is primarily attributable to a decrease in the provision for possible real estate losses. Data processing increased $255,000 or 23.0% in fiscal 1999 compared to fiscal 1998 due to costs related to technology purchases to enhance efficiency. Advertising cost increased $76,000 or 7.0% in fiscal 1999 as compared to fiscal 1998 and is primarily attributable to ongoing efforts to enhance customer and product awareness through various media campaigns. Other expenses decreased $98,000 or 1.5% in fiscal 1999 as compared to fiscal 1998 as a result of increased cost of services and the effects of increased loan and deposit volume offset by elimination of costs incurred in 1998 with third parties to examine the Association's operating efficiencies.

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------

   Other operating expenses as a percentage of net interest income and other operating income represents the efficiency ratio. The Corporation's efficiency ratio for fiscal 1999 was 60.6% compared to 58.3% for fiscal 1998.

Provision for Income Taxes
   The provision for income taxes of $5.0 million for fiscal 1999 represents an effective tax rate of 34.2% as compared to 36.7% for fiscal 1998. The decrease in the effective tax rate is primarily attributable to the favorable results of a Delaware investment holding company activity and an increase in tax credits recognized on tax favored community redevelopment projects from year to year. For a more comprehensive analysis of income tax expense, refer to Note 12 of the Notes to Consolidated Financial Statements.


Results of Operations
   Fiscal 1998 Compared to Fiscal 1997

Net Interest Income
   Net interest income for fiscal 1998 was $36.7 million, as compared to $35.9 million for fiscal 1997, which represents a 2.2% increase. The margin on interest-earning assets for fiscal 1998 increased to 3.28% from 3.27% for fiscal 1997. For further information, see "Average Balances and Interest Yield/ Rate Analysis" and "Volume/Rate Analysis" tables included in this document.
   During fiscal 1998, York Federal originated $439.2 million of loans including loans refinanced from the Association's portfolio totaling $24.5 million and mortgage loans securitized or sold of $179.3 million. The result of these activities, when combined with loan repayments including refinance activity, was a 0.7% increase in average loans outstanding during fiscal 1998. The average balance of securities and other interest-earning assets increased $16.8 million over the prior fiscal year and results from an increase in deposits partially offset by repayment of short-term borrowing positions. The resulting composition shift of the Association's assets has a negative effect on interest income and contributed to the yield on earning assets decreasing 9 basis points to 7.90%. In total, interest-earning assets averaged 2.2% more in fiscal 1998 than in fiscal 1997, resulting in an increase in interest income. This combination of volume and rate changes resulted in a net increase in interest income of $0.9 million, or 1.1%.
   Interest expense was virtually unchanged from the prior fiscal year as a result of changes in composition of interest-bearing liabilities providing for a stable cost of funds and a 0.2% increase in the average level of interest-bearing liabilities. In order to maintain and attract new deposits during fiscal 1998, the Association continued to successfully market a Guaranteed Money Fund Account (which is priced based on nationally reported money fund rates) as well as provided competitive interest rates through special promotional offerings on selected certificate of deposit account programs. This response to the increased competitive pressures for deposits resulted in deposit growth in higher cost money market and certificate accounts. A decrease in average overnight borrowings to $38.9 million from the previous year's level of $100.8 million offset this shift in deposit composition. The result was a 4.98% cost of funds, unchanged from the prior fiscal year.

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

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------

Other Income
   Other income was $10.2 million for fiscal 1998 an increase of $1.4 million over 1997. Mortgage banking income for fiscal 1998 increased $147,000 or 4.1% as compared to the same period in 1997 and included gain on sales of loans and trading securities of $2.3 million. Mortgage-backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At June 30, 1998, there were no securities held for trading.
   The portfolio of loans serviced for others totaled $487.1 million at June 30, 1998, with an average net servicing rate of approximately 13.6 basis points, as compared to $548.2 million at June 30, 1997, with an average net servicing rate of approximately 22.0 basis points. A portion of the change in the balance of loans serviced for others was the sale of servicing rights on approximately $95.5 million of loans consummated in November 1997 at a net gain of $740,000. Such transaction is in addition to normal securitization and repayments within the portfolio both of which increased over prior year levels due to the stable and low-rate interest rate environment. The average balance outstanding of loans serviced for others decreased $57.2 million in fiscal 1998. The decrease in net servicing rate of 8.4 basis points is primarily attributable to the implementation of Statement of Financial Accounting Standards (SFAS) No. 122 which was superceded by SFAS No. 125 and the related capitalization of mortgage servicing rights. Amortization of capitalized mortgage servicing rights was $442,000 in fiscal 1998 compared to $301,000 in fiscal 1997, and is recognized as a reduction of gross servicing fee income. In addition, interest costs incurred by the Association in connection with the increased level of repayments resulted in downward pressure on the net servicing rate. The combination of these volume and rate changes caused loan servicing fees for fiscal 1998 to decrease $677,000 as compared to the fiscal 1997 level of $1.2 million. For additional information on loan servicing fees and mortgage banking activity refer to Notes 1 and 6 of the Notes to Consolidated Financial Statements.
   Gain on sales of real estate during fiscal 1998 totaled $193,000 as compared to $91,000 during fiscal 1997, and is the result of dispositions of real estate acquired in the normal course of business. Fees and service charges for fiscal year 1998 increased $374,000 or 13.2% to $3.2 million as compared to $2.8 million in fiscal 1997. While fee income on the loan portfolio and related activity remained relatively stable, the increase in fees and service charges is primarily a result of deposit account servicing fees related to increased volume of electronic transactions initiated by deposit customers, including inter-account sweeps, ATM transactions and VISA debit card utilization. In addition, increased commercial checking account relationships initiated through expanded Business Banking activities and related fee structure associated with such accounts contributed to the increase in fees and service charges.
   The Corporation is a partner in various joint ventures. In the year ended June 30, 1998, income from joint ventures totaled $1.4 million as compared to a loss of $118,000 in fiscal 1997. The income is related to the Corporation's share in the net income of a venture capital partnership resulting from the increased market value of underlying portfolio investments. For additional information on investments in joint ventures refer to Note 9 of the Notes to Consolidated Financial Statements.
   Other operating income was $1.4 million in fiscal 1998 as compared to $1.1 million in fiscal 1997. Products and services delivered through discount brokerage and insurance units is the primary reason for the increase in other operating income and is

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------

expected to continue to have a favorable impact on other fee income as the delivery of such products and services are more fully integrated within the retail branch system.

Other Expenses
   Other expenses of $27.3 million decreased $3.8 million or 12.3% in fiscal 1998 as compared to $31.2 million in fiscal 1997 which was primarily attributable to the one time SAIF special assessment which amounted to an additional expense to the Association of approximately $5.3 million for the year ended June 30, 1997. York Federal paid $628,000 in deposit insurance premiums to the SAIF in fiscal 1998, a decrease of $622,000 or 49.8% compared to fiscal 1997. As a result of the one time special assessment, the Association's insurance premium rate decreased from a blended rate experienced in fiscal 1997 ranging from quarterly premiums at the annual rate of 23.0 basis points to 6.4 basis points, to 6.4 basis points for the entire year in fiscal 1998. The 6.4 basis points rate is more consistent with the deposit insurance premiums paid by Bank Insurance Fund (BIF) insured institutions and may vary according to the Association's capital levels and management ratings.
   Salaries and employee benefits increased $1.6 million or 13.7% in fiscal 1998 over fiscal 1997 and is attributable to a combination of the following factors: annual adjustments to the salary administration program, compensation investments related to the Business Banking Group formed in the Spring of fiscal 1997 and to Retail Banking Group in connection with new branches in the process of development at the end of the fiscal year, and increases in incentive and profit sharing compensation as a result of improved operating performance. Full time equivalent personnel increased from 380 at June 30, 1997, to 389 at June 30, 1998. Occupancy expense increased $113,000 or 3.2% in fiscal 1998 over fiscal 1997 as a result of normal inflationary pressure on facilities management activities. Real estate expenses decreased $190,000 as compared to fiscal 1997 and is primarily attributable to a decrease in the provision for possible real estate losses. Advertising cost increased $103,000 or 10.5% in fiscal 1998 as compared to fiscal 1997 and is primarily attributable to ongoing efforts to enhance customer and product awareness campaigns. Other expenses increased $462,000 or 7.8% in fiscal 1998 as compared to fiscal 1997 and include costs incurred with third parties to examine the Association's operating efficiencies.

Provision for Income Taxes
   The provision for income taxes of $5.8 million for fiscal 1998 represents an effective tax rate of 36.7% as compared to 35.4% for fiscal 1997. The increase in the effective tax rate is primarily attributable to a reduction in tax credits recognized on tax favored community redevelopment projects. For a more comprehensive analysis of income tax expense, refer to Note 12 of the Notes to Consolidated Financial Statements.

  Impact of Year 2000
  We are less than six months from the turn of the century. This milestone has generated widespread concern over its potential impact on business continuity. Historically, most computer programs were written using two digits rather than four to designate the applicable year. As a result, it is anticipated that computer systems may recognize a date using "00" as the year 1900 rather than the year 2000. This situation along with certain other date issues is commonly referred to as the "Year 2000 Issue" and could cause a system failure or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Management's Discussion and Analysis of Consolidated Financial
Condition and Results of Operations of York Financial Corp. (continued)
-------------------------------------------------------------------------------

   The Year 2000 Issue is recognized by the Corporation as a significant business issue and is receiving intense management focus. The majority of the Corporation's transaction processing is provided by a third party processor. A Year 2000 project team has been organized and a comprehensive action plan designed to achieve Year 2000 readiness. The project is addressing not only computer and technology areas but all areas of the Corporation's business. Many non-computer systems include embedded technology and may be affected by the Year 2000 Issue if not appropriately addressed. The action plan has five key project phases: awareness, assessment, remediation, validation, and implementation addressing systems for both the Corporation and its third party processor. The five phases of the project are substantially complete and we are currently in the process of completing the interface/integration testing between all key vendors and systems to ensure application compatibility. This timeline provides an opportunity to resolve any issues that may arise prior to the turn of the century.
   As part of the Year 2000 action plan, the Corporation has initiated formal communications with all of its significant vendors and large customers to determine the extent to which its systems will need to be modified or replaced or are vulnerable to those third parties' failure to remediate their own Year 2000 issues. While the Corporation has taken and will continue to take appropriate actions to mitigate the risk of adverse consequences associated with the failure of a third party to address these issues, there can be no guarantee that the systems of third parties will be timely converted and will not have an adverse effect on York Financial. As a precaution, the Corporation has developed a comprehensive Year 2000 contingency plan and is currently in the process of testing the plan for all mission critical applications and systems. The testing of the plan should be substantially completed no later than September 30, 1999.
   To assist customers in understanding Year 2000 issues and to inform them of the Corporation's actions to prepare, brochures regarding Year 2000 preparedness have been distributed to all customers. Additional mailings and other communications are anticipated prior to the turn of the century.
   It is difficult to isolate the incremental cost of this Year 2000 effort given that it impacts technical personnel already in place in operational areas across our business as well as possibly accelerating already planned technology investments. However, such costs and related investments are presently estimated to total $320,000 and the timing of recognizing such costs is not considered to be material to any one fiscal period.
   The costs of the project and the date on which the Corporation believes it will complete the Year 2000 project are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

Report of Management

-------------------------------------------------------------------------------


Financial Statements
   York Financial Corp. (the Corporation) is responsible for the preparation, integrity and fair presentation of its published financial statements as of June 30, 1999, and for the year then ended. The consolidated financial statements of the Corporation have been prepared in accordance with generally accepted accounting principles and, as such, include some amounts that are based on judgments and estimates of management.

Internal Control Over Financial Reporting
   Management is responsible for establishing and maintaining effective internal control over financial reporting presented in conformity with generally accepted accounting principles and the requirements of the Office of Thrift Supervision
(OTS) Annual Report H-(b)11. The system contains monitoring mechanisms, and actions are taken to correct deficiencies identified.
   There are inherent limitations in the effectiveness of internal controls including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
   Management assessed the Corporation's internal control over financial reporting presented in conformity with generally accepted accounting principles and the requirements of the OTS Annual Report H-(b)11 as of June 30, 1999. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that the Corporation maintained effective internal control over financial reporting presented in conformity with generally accepted accounting principles and the requirements of the OTS Annual Report H-(b)11 as of June 30, 1999.

Compliance With Laws and Regulations
   Management is responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.
   Management assessed compliance by York Federal Savings and Loan Association (the Association) with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that the Association complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended June 30, 1999.


/s/Robert W. Pullo                            /s/James H. Moss

Robert W. Pullo                               James H. Moss
President                                     Senior Vice President
Chief Executive Officer                       Chief Financial Officer/Treasurer

Report of Independent Auditors

-------------------------------------------------------------------------------


The Board of Directors
York Financial Corp.

   We have audited the accompanying consolidated balance sheets of York Financial Corp. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of York Financial Corp. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles.



Baltimore, Maryland                /s/Ernst & Young LLP
July 21, 1999

York Financial Corp. and Subsidiaries
Consolidated Balance Sheets
-------------------------------------------------------------------------------
                                                               June 30
                                                          1999        1998
                                                      ------------------------
                                                            (In Thousands)
Assets
 Cash and due from banks:
   Noninterest-earning                                $    22,813  $    17,934
   Interest-earning                                         8,958      126,613
                                                      ------------------------
                                                           31,771      144,547

Loans held for sale, net                                   30,631       17,534
Securities available for sale                             295,691       47,940
Securities held to maturity (fair value of $22,635--1999
 and $5,775--1998)                                         22,618        5,784
Loans receivable, net                                     909,193      951,641
Real estate, net                                            8,633       10,994
Premises and equipment, net                                20,842       19,634
Federal Home Loan Bank stock, at cost                       7,976        7,976
Accrued interest receivable                                 8,581        8,088
Other assets                                               20,952        9,451
Investments in joint ventures                               7,738        5,679
                                                      ------------------------
Total assets                                          $ 1,364,626  $ 1,229,268
                                                      ========================

Liabilities and stockholders' equity
Liabilities:
   Deposits                                             1,115,253    1,065,777
   Federal Home Loan Bank advances and other
    borrowings                                            113,962       27,861
   Advances from borrowers for taxes and insurance          4,281        4,634
   Other liabilities                                       20,720       21,771
                                                      ------------------------
Total liabilities                                       1,254,216    1,120,043

Stockholders' equity:
   Preferred stock: 10,000,000 shares authorized and
    unissued
   Common Stock, $1.00 par value:
    Authorized 20,000,000 shares; issued
     1999-9,565,467 shares; 1998--8,968,031 shares          9,565        8,968
   Additional capital                                      90,417       81,848
   Retained earnings                                       15,028       18,886
   Accumulated other comprehensive income                  (3,938)         318
   Unearned ESOP shares                                      (662)        (795)
                                                      ------------------------
Total stockholders' equity                                110,410      109,225
                                                      ------------------------
Total liabilities and stockholders' equity            $ 1,364,626  $ 1,229,268
                                                      ========================

See accompanying notes

York Financial Corp. and Subsidiaries
Consolidated Statements of Income
-------------------------------------------------------------------------------
                                                       Year Ended June 30
                                                  1999        1998        1997
                                             ----------------------------------
                                                   (Dollars in Thousands,
                                                   Except Per Share Data)
Interest income:
  Interest and fees on loans                $   69,880  $   80,893  $   80,820
  Interest on securities held for trading          601         688       1,329
  Interest and dividends on securities
    available for sale                           8,120       3,770       3,711
  Interest and dividends on securities
    held to maturity                             1,308         930         951
  Other interest income                          6,456       2,285         830
                                            ----------------------------------
     Total interest income                      86,365      88,566      87,641
Interest expense:
  Interest on deposits                          49,997      49,744      46,365
  Interest on borrowings                         1,829       2,100       5,423
                                            ----------------------------------
     Total interest expense                     51,826      51,844      51,788
                                            ----------------------------------
     Net interest income                        34,539      36,722      35,853
Provision for loan losses                        3,632       3,737       2,424
                                            ----------------------------------
  Net interest income after provision
   for loan losses                              30,907      32,985      33,429
Other income:
  Mortgage banking                               3,256       3,757       3,610
  Gain on sales of securities available
   for sale                                        794         174           -
  Gain on sales of real estate                   1,599         193          91
  Gain on sale of limited partnership
   interest                                          -           -       1,214
  Fees and service charges                       3,601       3,216       2,842
  Income (loss) from joint ventures              1,241       1,411        (118)
  Other operating income                         1,547       1,401       1,057
                                            ----------------------------------
     Total other income                         12,038      10,152       8,696
                                            ----------------------------------
Other expenses:
  Salaries and employee benefits                14,140      13,154      11,565
  Occupancy                                      3,802       3,597       3,484
  Federal deposit insurance                        646         628       1,250
  SAIF assessment                                    -           -       5,310
  Real estate                                      872       1,403       1,602
  Data processing                                1,365       1,110       1,086
  Advertising                                    1,157       1,081         978
  Other                                          6,252       6,350       5,888
                                            ----------------------------------
     Total other expenses                       28,234      27,323      31,163
                                            ----------------------------------
Income before income taxes                      14,711      15,814      10,962
Provision for income taxes                       5,041       5,799       3,875
                                            ----------------------------------
Net income                                  $    9,670  $   10,015  $    7,087
                                            ==================================
Per share data:
  Net income                                $     1.01  $     1.09  $     0.80
                                            ==================================
  Net income-assuming dilution              $     0.97  $     1.01  $     0.75
                                            ==================================
  Cash dividends paid                       $     0.51  $     0.48  $     0.44
                                            ==================================
Weighted average shares                      9,564,761   9,213,608   8,894,327
                                            ==================================
Weighted average shares-assuming dilution    9,919,118   9,892,913   9,423,215
                                            ==================================
See accompanying notes

York Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
-------------------------------------------------------------------------------
                                                  Accumu-
                                                  lated
                                                  Other
                              Addi-               Compre-   Unearned
                      Common  tional    Retained  hensive   ESOP
                      Stock   Capital   Earnings  Income    Shares     Total
                      --------------------------------------------------------
                                        (In Thousands)
Balance, June 30,
 1996                 $ 6,088 $ 67,809  $ 21,154  $   (451) $(1,060) $  93,540
 Comprehensive
  income:
  Net income                -        -     7,087         -        -      7,087
  Net change in
   unrealized gains
   on available-for-
   sale securities,
   net of income
   tax of $331              -        -         -       530        -        530
                                                                     ---------
    Total compre-
     hensive
     income                                                              7,617
                                                                     ---------
 Cash dividends paid        -        -    (3,919)        -        -     (3,919)
 Stock options
  exercised               242    1,383         -         -        -      1,625
 Common stock issued
  under dividend
  reinvestment plan       132    2,001         -         -        -      2,133
 10% Common stock
  dividend - 611,694
  shares at fair
  value                   611   10,399   (11,032)        -        -        (22)
 Release of ESOP
  shares                    -       40         -         -      133        173
 Retirement of
  common stock            (65)    (999)        -         -        -     (1,064)
                      --------------------------------------------------------
Balance, June 30,
 1997                   7,008   80,633    13,290        79     (927)   100,083

 Comprehensive
  income:
  Net income                -        -    10,015         -        -     10,015
  Net change in
   unrealized gains
   on available-for-
   sale securities,
   net of income
   tax of $128              -        -         -       239        -        239
                                                                     ---------
    Total compre-
     hensive
     income                                                             10,254
                                                                     ---------
 Cash dividends paid        -        -    (4,419)        -        -     (4,419)
 Stock options
  exercised               118      723         -         -        -        841
 Income tax benefit
  of stock options
  exercised                 -      531         -         -        -        531
 Common stock issued
  under dividend
  reinvestment plan       107    2,223         -         -        -      2,330
 5-for-4 stock split
  effected in the
  form of a 25%
  common stock
  dividend-1,762,158
  shares                1,762   (1,783)        -         -        -        (21)
 Release of ESOP
  shares                           172         -         -      132        304
 Retirement of common
  stock                   (27)    (651)        -         -        -       (678)
                      --------------------------------------------------------
Balance, June 30,
 1998                   8,968   81,848    18,886       318     (795)   109,225
Comprehensive
 income:
 Net income                 -        -     9,670         -        -      9,670
 Net change in
  unrealized
  losses on
  available-for-
  sale securities,
  net of income
  tax benefits
  of $2,292                 -        -         -    (4,256)       -     (4,256)
                                                                     ---------
    Total compre-
     hensive
     income                                                              5,414
                                                                     ---------
Cash dividends paid         -        -    (4,896)        -        -     (4,896)
Stock options
 exercised                287    1,542         -         -        -      1,829
Income tax benefit
 of stock options
 exercised                  -      794         -         -        -        794
Common stock issued
 under dividend re-
 investment plan          151    2,114         -         -        -      2,265
5% Common stock
 dividend--459,408
 shares at fair
 value                    459    8,155    (8,632)        -        -        (18)
Release of ESOP
 shares                     -       61         -         -      133        194
Retirement of common
 stock                   (300)  (4,097)        -         -        -     (4,397)
                      --------------------------------------------------------
Balance June 30,
1999                  $ 9,565 $ 90,417  $ 15,028  $ (3,938)  $ (662) $ 110,410
                      ========================================================

See accompanying notes

York Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                                      Year Ended June 30
                                                1999         1998        1997
                                             ----------------------------------
                                                        (In Thousands)
Operating Activities
Net income                                   $   9,670   $  10,015    $  7,087
Adjustments to reconcile net income to
 net cash provided by (used in)
 operating activities:
  Amortization and accretion on securities
   and loans, net                                  (22)       (181)       (622)
  Provision for loan losses                      3,632       3,737       2,424
  Provision for real estate losses                 250         914       1,188
  Depreciation and amortization                  2,161       1,834       1,705
  Deferred income taxes                          3,174        (793)        847
  Loans originated for sale                   (196,803)   (158,494)   (125,918)
  Proceeds from sales of trading securities    175,963     152,221     127,145
  Realized gains on trading securities          (2,240)     (2,377)       (906)
  Realized gains on sales of securities
   available for sale                             (794)       (174)          -
  Gain on sale of limited partnership interest       -           -       1,214
  (Increase) decrease in accrued interest
    and other assets                            (9,082)      2,161         392
  Increase (decrease) in other liabilities      (1,337)      3,858     (12,343)
  Other                                         (2,868)     (2,251)     (4,214)
                                             ----------------------------------
Net cash provided by (used in) operating
 activities                                    (18,296)     10,470      (2,001)

Investing Activities
Proceeds from sales and maturities of
 securities available for sale                  61,582      14,191           -
Purchase of securities available for sale     (268,815)    (10,344)        (50)
Proceeds from sale of limited partnership
 interest                                            -           -       1,343
Purchases of securities held to maturity
 and Federal Home Loan Bank stock              (22,352)     (2,069)     (1,231)
Proceeds from maturities of securities
 held to maturity                                5,500       5,090          57
Principal repayments on securities              21,673      10,137       8,162
Net decrease in short-term investments              77           -           -
Loans originated or acquired, net of
 increase in deferred loan fees               (319,140)   (256,092)   (251,212)
Principal collected on loans                   293,498     260,215     179,981
Proceeds from sales of loans                     1,669      33,426       1,642
Purchases of real estate                          (370)       (412)       (425)
Proceeds from sales of real estate               7,069       6,072       6,324
Purchases of premises, equipment, and
 leasehold improvements, net                    (3,039)     (4,078)     (2,452)
Other                                           (2,324)      2,321       3,205
                                             ----------------------------------
Net cash provided by(used in) investing
 activities                                   (224,972)     58,457     (54,656)

York Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
-------------------------------------------------------------------------------

                                                      Year Ended June 30
                                                1999         1998        1997
                                             ----------------------------------
                                                        (In Thousands)
Financing Activities
Net increase in noninterest-bearing
 demand deposits, interest-bearing
 transaction accounts, savings
 accounts, and 31-day certificates
 of deposit                                     65,838      53,645       3,163
Net increase (decrease) in certificates
 of deposit                                    (16,363)     19,026      81,820
Net increase (decrease) in short-term
 advances received from Federal Home
 Loan Bank                                      84,400     (20,000)    (53,000)
Increase in convertible advance received
 from Federal Home Loan Bank                         -           -      25,000
Net increase (decrease) in other Federal
 Home Loan Bank advances and other
 borrowings                                      1,701       1,625        (144)
Issuance of common stock:
 Dividend Reinvestment Plan                      2,265       2,330       2,133
 Stock Option Plans                              1,455         163         561
Cash dividends paid                             (4,896)     (4,419)     (3,919)
Retirement of stock                             (4,023)          -           -
Cash paid in lieu of fractional shares             (18)        (21)        (22)
Release of ESOP shares                             133         132         133
                                             ----------------------------------
Net cash provided by financing activities      130,492      52,481      55,725
                                             ----------------------------------
Increase (decrease) in cash and cash
 equivalents                                  (112,776)    121,408        (932)
Cash and cash equivalents at beginning of
 year                                          144,547      23,139      24,071
                                             ----------------------------------
Cash and cash equivalents at end of year     $  31,771   $ 144,547    $ 23,139
                                             =================================

See accompanying notes

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 1999, 1998, and 1997
-------------------------------------------------------------------------------

1.  Summary of Significant Accounting Policies

Description of Business
   York Financial Corp. (Corporation) is a unitary savings and loan holding company. York Federal Savings and Loan Association (Association), a federally chartered savings and loan association, is the primary operating unit of the Corporation. The Association is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation
(FDIC). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans and investment securities. York Federal conducts its business through twenty-five offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage correspondent relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund (SAIF) of the FDIC.

Basis of Presentation
   The consolidated financial statements include the accounts of York Financial Corp. and its wholly-owned subsidiaries including York Federal Savings and Loan Association. All significant intercompany accounts and transactions have been eliminated in consolidation. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates. Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform with the 1999 presentation.

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

Securities Held for Trading
   The Corporation may at times have securities classified as "held for trading" which are principally mortgage-backed securities held for sale in conjunction with the Association's mortgage banking activities. These securities are carried at fair value which is based on Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". Unrealized gains and losses are reported in the statements of income.

Securities Available for Sale and Held to Maturity

   The classification of securities is determined at the time of acquisition and is reevaluated at each reporting date. Securities are classified as "held to maturity" based upon management's ability and positive intent to hold such securities to maturity. Held to maturity securities are carried at amortized cost.

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

   Securities not classified as trading or held to maturity are classified as "available for sale." Available for sale securities are carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of other comprehensive income in stockholders' equity.
   The cost of securities classified as held to maturity or available for sale is adjusted for amortization of premiums and accretion of discounts, both computed using the interest method. Such amortization/accretion, as well as interest and dividends, is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are included in net gains on sales of securities available for sale in the statement of income. The cost of securities sold is based on the specific identification method, and all sales are recorded as of the trade date.

Loans Receivable
   Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.
   Interest on loans is accrued and credited to operations based upon principal amounts outstanding.
   Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield, generally over the contractual life of the related commitments or loans.
   The Association accounts for loans in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". As a result of applying the rules, certain loans which are deemed to be impaired are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.
   Loans (including loans impaired under Statement No. 114) are generally placed on nonaccrual status when principal or interest is past due 90 days or more, dependent upon type of loan and related collateral. After a loan is placed on nonaccrual status, income is recognized only to the extent of cash received and collection of principal is not in doubt.
   The allowance for loan losses is maintained at a level believed adequate by management to absorb losses in its existing loan portfolio. It is management's policy to establish reserves for losses on loans when deemed necessary. These reserves are based on estimates, and ultimate losses are likely to vary from such estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in operations in the period in which they become known. Management's determination of the adequacy of the allowance reflects judgments of current loss exposure at the end of the period which is based on the known and inherent risk characteristics in the portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and such other relevant factors which in management's judgment deserve recognition. The allowance for loan losses related to impaired loans was determined in accordance with the provisions of Statement No. 114 as amended by Statement No. 118. Actual losses or recoveries are charged or credited directly to the allowance.

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

Real Estate
   Real estate consists of property held for investment and foreclosed assets held for sale. Properties held for investment are carried at cost unless they are determined to be impaired, in which case they are written down to fair value. Costs related to development and improvement of real estate are capitalized until the real estate reaches a saleable condition. Those costs incurred related to holding the real estate are charged to real estate expenses.
   Foreclosed assets held for sale are valued at the lower of cost or fair value less costs to sell, and are reported net of valuation reserves thereby establishing a new cost basis. Current valuations of real estate are periodically performed by management. An allowance for real estate losses is maintained at a level believed adequate by management to absorb potential real estate losses.
   Losses on sales of real estate are recognized at the time sales occur. Gains on sales of real estate are recognized when the criteria for gain recognition have been met in accordance with SFAS No. 66, "Accounting for Sales of Real Estate".

Mortgage Servicing Rights
   When the Association sells or securitizes mortgage loans and retains the mortgage servicing rights, a separate asset for mortgage servicing rights is recognized. The total cost of the mortgage loans is allocated to the loan and the servicing right based on their relative fair value. A valuation allowance is recorded where the fair value is below the carrying amount of certain mortgage servicing assets, even though the overall fair value of the mortgage servicing assets exceeds amortized cost. The mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues.

Premises and Equipment
   Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the various assets. Estimated useful lives of buildings and improvements are 15 to 39 years; and furniture, fixtures and equipment lives are 5 to 7 years. Leasehold improvements are amortized over the life of asset or lease term whichever is shorter except leasehold improvements with related companies which use the life of the asset.

Income Taxes
   The Corporation files a consolidated federal income tax return. Certain items of income and expense are included in one period for financial reporting purposes and another for income tax purposes. Deferred tax assets and liabilities are determined based on the differences between financial statement carrying amounts and the tax bases of existing assets and liabilities. These differences are measured at the enacted tax rates that will be in effect when these differences reverse.

Stock-Based Compensation
   The Corporation has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation".

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

Comprehensive Income
   The Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," as of July 1, 1998. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general - purpose financial statements. The adoption of Statement No. 130 had no impact on the Corporation's consolidated financial statements. The Corporation has elected to disclose the required information in the Consolidated Statements of Stockholders' Equity and accompanying notes. For purposes of comparability, prior year financial statements have been reclassified to conform to the Statement's requirements.

Business Segments
   Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was effective July 1, 1998. This Statement establishes standards for the way public enterprises report information about operating segments in the financial statements. Based on the guidance provided by the Statement, the Corporation does not have more than one operating segment which would require additional disclosures in accordance with the Statement.

Cash Flow Information
   For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During 1999, 1998 and 1997, the Association exchanged loans for mortgage-backed securities in the amounts of $241,282,000, $145,473,000 and $125,037,000, respectively. During 1999, 1998 and 1997, the
Association transferred unpaid loan balances from loans to real estate acquired due to foreclosure of $4,919,000, $4,926,000 and $9,454,000, respectively. During 1999, there was a noncash capital distribution from an investment in joint venture of $2,205,000. There were no such distributions in 1998 or 1997. In connection with the exercise of stock options, a portion of the exercise price was represented by the surrender of shares which amounted to $374,000, $678,000 and $1,064,000 in 1999, 1998 and 1997, respectively.
   The Corporation paid $51,399,000, $51,810,000 and $51,758,000 in interest on deposits and other borrowings during 1999, 1998 and 1997, respectively.

Recently Issued Accounting Guidance
   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The effective date of the Statement was deferred in June 1999 under Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This Statement is effective for financial statements issued for all quarters of all fiscal years beginning after June 15, 2000. The adoption of Statement No. 137 is not expected to have a material impact on the Corporation's consolidated financial statements.

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

2: Earnings Per Share

   The Corporation computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Earnings per common share ("basic") is computed using net income applicable to common stock and weighted average common shares outstanding during the period. Earnings per common share - assuming dilution ("diluted") is computed using net income applicable to common stock and weighted average common shares outstanding during the period after consideration of the potential dilutive effect of common stock equivalents based on the treasury stock method using an average market price for the period. The Corporation's common stock equivalents are solely related to stock options.
   Cash dividends paid per share are based on the number of shares outstanding at each record date, adjusted for stock dividends and splits.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                    Year Ended June 30
                                              1999         1998         1997
                                          -------------------------------------
                                                 (Dollars in Thousands,
                                                 Except Per Share Data)
Basic:
   Net Income                             $    9,670   $   10,015    $    7,087
                                          =====================================
   Weighted average shares                 9,564,761    9,213,608     8,894,327
                                          =====================================
   Net income per share                   $     1.01   $     1.09    $     0.80
                                          =====================================
Diluted:
   Net income                             $    9,670   $   10,015    $    7,087
                                          =====================================
   Weighted average shares                 9,564,761    9,213,608     8,894,327
   Dilutive effect of stock options          354,357      679,305       528,888
                                          -------------------------------------
     Weighted average shares -
      assuming dilution                    9,919,118    9,892,913     9,423,215
                                          =====================================
   Net income per share - assuming
    dilution                              $     0.97   $     1.01    $     0.75
                                          =====================================

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

3: Restrictions on Cash and Due from Bank Accounts

   The Association was required to meet reserve balance requirements as established by the Federal Reserve. Reserve balance requirements are based on outstanding transaction account balances and were satisfied by vault cash positions held by the Association. During the year ended June 30, 1999 and 1998, average reserve balances at the Federal Reserve necessary to meet requirements were $0 and $8,000, respectively. The actual reserve balance at June 30, 1999 and 1998 was $0 and $16,000, respectively.


4: Securities Available for Sale and Held to Maturity

The following is a summary of available for sale and held to maturity securities:

                                               June 30, 1999
                               -----------------------------------------------
                                             Gross       Gross
                               Amortized  Unrealized  Unrealized     Fair
                                  Cost       Gains      Losses       Value
                               -----------------------------------------------
                                            (In Thousands)
Available for Sale:
Equity securities              $    2,796   $       -   $ (1,461)   $   1,335
U.S. Treasury and other U.S.
  Government agencies             164,750          49     (2,943)     161,856
Mortgage-backed securities and
  collateralized mortgage
  obligations                     134,204         212     (1,916)     132,500
                               -----------------------------------------------
                               $  301,750   $     261   $ (6,320)   $ 295,691
                               ===============================================

Held to Maturity:
U.S. Treasury and other U.S.
  Government agencies          $    3,498   $       -   $    (14)   $   3,484
Corporate debt securities          18,903         103        (86)      18,920
Mortgage-backed securities            217          14           -         231
                               -----------------------------------------------
                               $   22,618   $     117   $   (100)   $  22,635
                               ===============================================


                                                June 30, 1998
                               -----------------------------------------------
Available for Sale:
Equity Security                $      319   $      19   $      -    $     338
U.S. Treasury and other U.S.
  Government agencies              14,721          89          -       14,810
Mortgage-backed securities         32,411         414        (33)      32,792
                               -----------------------------------------------
                               $   47,451   $     522   $    (33)   $  47,940
                               ===============================================
Held to Maturity:
U.S. Treasury and other U.S.
  Government agencies          $    5,500   $       -   $    (31)   $   5,469
Mortgage-backed securities            284          22           -         306
                               -----------------------------------------------
                               $    5,784   $      22   $    (31)   $   5,775
                               ===============================================

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

   The amortized cost and fair value of debt securities at June 30, 1999, as presented in the following table are segregated by contractual maturity; where applicable, contractual principal amortization schedules, adjusted for annual prepayment assumptions based on consensus market forecasts, were utilized. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                                  Mortgage-backed
                      U.S. Treasury                                securities and
                      and other U.S.                           collaterialzed mortgage
                    Government agencies     Corporate debt           obligations                Total
                    -----------------------------------------------------------------------------------------
                    Amortized   Fair       Amortized   Fair      Amortized    Fair       Amortized    Fair
                      Cost      Value       Cost       Value      Cost        Value       Cost        Value
                    -----------------------------------------------------------------------------------------
                                                       (In Thousands)
Available for Sale:
Due in one year or
 less               $  1,048    $  1,052    $     -    $     -    $ 23,288    $ 23,017    $ 24,336   $ 24,069
Due after one year
 through five years   82,833      81,358          -          -      63,821      63,060     146,654    144,418
Due after five years
 through ten years    79,187      77,757          -          -      29,050      28,656     108,237    106,413
Due after ten years    1,682       1,689          -          -      18,045      17,767      19,727     19,456
                    -----------------------------------------------------------------------------------------
                    $164,750    $161,856    $     -    $     -    $134,204    $132,500    $298,954   $294,356
                    =========================================================================================

Held to Maturity:
Due in one year or
 less               $      -    $      -    $     -    $     -    $     50    $     54    $     50   $     54
Due after one year
 through five years        -           -          -          -         135         144         135        144
Due after five years
 through ten years     3,498       3,484      4,882      4,968          32          33       8,412      8,485
Due after ten years        -           -     14,021     13,952           -           -      14,021     13,952
                    -----------------------------------------------------------------------------------------
                    $  3,498    $  3,484    $18,903    $18,920    $    217    $    231    $ 22,618   $ 22,635
                    =========================================================================================


   Securities with an amortized cost of $302,669,000 and $52,916,000 on June 30, 1999 and 1998, respectively, were pledged to secure public deposits, repurchase agreements, and for certain other purposes as required by law.
   Gross realized gains of $794,000, $174,000 and $0 were realized on sales of available for sale securities during 1999, 1998 and 1997, respectively. There were no gross realized losses realized on sales of available for sale securities during 1999, 1998 and 1997.
   For the year ended June 30, 1999, trading securities with a fair value of $5,223,000 were transferred to securities available for sale with related gains of $45,000 included in earnings. For the year ended June 30, 1997, trading securities with a fair value of $2,844,000 were transferred to securities available for sale with related losses of $35,000 included in earnings. No such transfers occurred in year ended June 30, 1998.
   At June 30, 1999 and 1998, the aggregate book value of debt securities from a single issuer did not exceed 10% of stockholders' equity.

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

5: Loans Receivable

Loans receivable, net are summarized as follows:

                                        June 30
                                  1999          1998
                             --------------------------
                                   (In Thousands)
First mortgage loans:
Conventional:
Residential                  $   595,854   $   680,779
Commercial                        82,485        56,047
                             --------------------------
                                 678,339       736,826

Construction:
Residential                      159,138       111,032
Commercial                        30,269        14,258
                             --------------------------
                                 189,407       125,290

Commercial business loans         12,364         3,737
Consumer loans                   144,558       139,040
                             --------------------------
                                 156,922       142,777
Less:
Undisbursed portion of
 loans in process                106,088        45,382
Deferred expenses, net            (1,416)         (940)
Allowance for loan losses         10,803         8,810
                             --------------------------
                                 115,475        53,252
                             --------------------------
                             $   909,193   $   951,641
                             ==========================


   Generally, when the accrual of interest is discontinued, all unpaid accrued interest is reversed. The interest excluded from interest income on loans on nonaccrual status amounted to $0, $0 and $430,000 for the years ended June 30, 1999, 1998 and 1997, respectively. Effective June 30, 1999, the Association implemented the Uniform Retail Credit Classification Policy. With the implementation of the policy, a one-time charge to the allowance for loan losses of $408,000 was recognized representing the total amount due on certain loans identified in accordance with the policy, in excess of the net realizable value of the underlying collateral. At June 30, 1999 and 1998, nonaccrual loans totaled $919,000 and $0, respectively.

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

   At June 30, 1999 and 1998, the recorded investment in loans considered to be impaired under Statement No. 114 was $0. During the years ended June 30, 1999 and 1997, the Corporation did not receive any cash payments representing interest income on impaired loans. For the year ended June 30, 1998, a net recovery totaling $186,000 of interest previously excluded from interest income was recognized. The related allowance for loan losses associated with impaired loans at June 30, 1999 and 1998 was $0. The average recorded investment in impaired loans for the years ended June 30, 1999, 1998 and 1997 was $0, $275,000 and $1,500,000, respectively.
   The primary market area for the Association's loan originations is Pennsylvania, Maryland and Virginia.
   The commercial loan portfolio is comprised of loans secured by commercial and single family condominiums, land for development, hotel/motel/restaurant, multifamily residential, office, industrial and retail buildings and other properties. The total commercial loan portfolio of $107,765,000 at June 30, 1999 is collateralized by properties in Pennsylvania (75%), Maryland (10%), Virginia (13%), and other (2%).
   The Corporation does not have customer or group (borrowers engaged in similar activities) concentrations in excess of 10% of total loans.
   Related party loans to directors, executive officers and their associates were less than 5% of stockholders' equity throughout the year and at June 30, 1999.
   At June 30, 1999, the Association had outstanding commitments to sell $25,300,000 in loans. The Association expects to satisfy these commitments with loans currently classified as held for sale and loans originated/settled in the commitment period.

An analysis of the allowance for loan losses is as follows:

                                           Year ended June 30
                                     1999         1998         1997
                                   ----------------------------------
                                             (In Thousands)

Balance at beginning of year       $  8,810    $  6,413    $  6,609
Provision charged to expense          3,632       3,737       2,424
Recoveries credited to allowance        355         518         730
Less: Loan losses charged to
  allowance                          (1,994)     (1,858)     (3,350)
                                   ----------------------------------
Balance at end of year             $ 10,803    $  8,810    $  6,413
                                   ==================================

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

6: Mortgage Banking

The components of mortgage banking income are as follows:

                                                      Year Ended June 30
                                                1999        1998        1997
                                            -----------------------------------
                                                      (In thousands)
Gain on sales of loans and trading
 securities                                 $    2,240   $  2,377    $    906
Unrealized gain (loss) on loans and
 trading securities                                 45        (37)        972
Loan servicing fee income, net of
 amortization                                      496        677       1,222
Gain on sale of mortgage servicing rights          475        740         510
                                            -----------------------------------
                                            $    3,256   $  3,757    $  3,610
                                            ===================================


   Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $494,687,000, $487,092,000 and $548,202,000 at June 30,
1999, 1998 and 1997, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $5,983,000, $7,151,000, and $3,468,000 at June 30, 1999, 1998
and 1997, respectively.

The changes in the Corporation's mortgage servicing assets are as follows:

                                 Year Ended June 30
                                  1999         1998
                               ----------------------
                                   (In Thousands)

Balance at beginning of year   $   3,118    $  2,704
Additions                          2,490       1,414
Less:  Sales                         462         558
   Amortization                      735         442
                               ----------------------
Balance at end of year before
   valuation allowance             4,411       3,118
Valuation allowance                 (260)       (218)
                               ----------------------
Net mortgage servicing assets  $   4,151    $  2,900
                               ======================



   The estimated fair values of the mortgage servicing assets are $4,440,000 and $2,938,000 at June 30, 1999 and 1998, respectively. Fair value is estimated by discounting estimated future cash flows from the mortgage servicing assets stratified based on loan type and interest rate using discount rates that approximate current market rates and using current expected future prepayment rates. A valuation allowance is recorded where the fair value is below the carrying amount of certain mortgage servicing assets, even though the overall fair value of the mortgage servicing assets exceeds amortized cost.

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

The changes in the Corporation's valuation allowance for mortgage servicing assets are as follows:

                                        Year Ended June 30
                                   1999        1998        1997
                                ---------------------------------
                                          (In Thousands)

Balance at beginning of year    $   (218)    $  (145)   $  (227)
Provision for impairment             (42)        (73)        54
Sales                                  -           -         28
                                ---------------------------------
Balance at end of year          $   (260)    $  (218)   $  (145)
                                =================================




7: Real Estate

A summary of real estate is as follows:
                                                         June 30
                                                     1999        1998
                                                  --------------------
                                                    (In Thousands)
Held for investment (net of accumulated
 depreciation of $827 in 1999 and $863 in 1998)   $  1,733   $  2,017
Foreclosed assets held for sale                      6,945      9,093
                                                  --------------------
                                                     8,678     11,110
Less:  Allowance for real estate losses                 45        116
                                                  --------------------
                                                  $  8,633   $ 10,994
                                                  ====================


An analysis of the allowance for real estate losses is as follows:

                                                  Year Ended June 30
                                              1999       1998       1997
                                            ------------------------------
                                                    (In Thousands)

Balance at beginning of year                $  116    $   365     $   955
Provision charged to real estate expense       250        914       1,188
Recoveries credited to allowance                 -          -           1
Less: Real estate losses charged to
 allowance                                    (321)    (1,163)     (1,779)
                                            ------------------------------
Balance at end of year                      $   45    $   116     $   365
                                            ==============================

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

8: Premises and Equipment

A summary of premises and equipment is as follows:

                                                   June 30
                                              1999        1998
                                          -----------------------
                                               (In Thousands)

Land and improvements                      $   5,687   $   4,833
Buildings                                     13,620      12,794
Leasehold improvements                         1,842       1,709
Furniture, fixtures, and equipment            12,046      11,063
                                           ----------------------
                                              33,195      30,399
Less:  Accumulated depreciation and
 amortization                                (12,353)    (10,765)
                                           ----------------------
                                           $  20,842   $  19,634
                                           ======================


   The Corporation records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. During the years ended June 30, 1999 and 1998, the Corporation did not have any long-lived assets considered to be impaired.


9: Investments in Joint Ventures

   The Corporation is a partner in an unconsolidated joint venture in which its ownership percentage is greater than 20%. The Corporation's investment in this joint venture is accounted for under the equity method of accounting. At June 30, 1999 and 1998, the carrying value of this investment was approximately $3,787,000 and $4,157,000. The Corporation's share of the venture's net income
(loss) for the years ended June 30, 1999, 1998 and 1997 was $1,433,000, $1,490,000 and ($297,000), respectively.
   A subsidiary of the Corporation is a partner in an unconsolidated joint venture in which its ownership percentage is greater than 20%. The purpose of the venture is to acquire and develop real property for ultimate resale or for management of the resulting income-producing property. At June 30, 1999 and 1998, the carrying value of this investment was approximately $333,000 and $368,000, respectively. The Corporation's share of the venture's net income for the years ended June 30, 1999, 1998 and 1997 was $21,000, $79,000 and $259,000,
respectively.
   The Association is a limited partner in several partnerships (approximate ownership position of 99%) for the purpose of acquiring, renovating, operating and leasing qualified low income housing and historic properties. At June 30, 1999 and 1998, aggregate net equity investment in these partnerships approximated $3,618,000 and $1,154,000, respectively. The Corporation's share of the partnerships' net loss of $213,000, $260,000 and $80,000 for the years ended June 30, 1999, 1998 and 1997, respectively, is included in operations under the equity method of accounting.

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

10: Deposits

Deposits are summarized as follows:

                                         June 30
                                   1999          1998
                              --------------------------
                                   (In Thousands)
Demand and savings accounts:
  Noninterest-bearing         $    22,470   $    15,497
  NOW accounts                    107,107        99,491
  Savings accounts                 54,179        64,189
  Money market accounts           328,775       267,515
                              --------------------------
                                  512,531       446,692
Certificate accounts              602,722       619,085
                              --------------------------
                              $ 1,115,253   $ 1,065,777
                              ==========================


   At June 30, 1999, the scheduled maturities of certificate accounts for the succeeding five fiscal years are as follows: 2000-$337,781,000; 2001-$185,499,000; 2002-$43,246,000; 2003-$20,630,000; 2004-$8,281,000 and
thereafter-$7,285,000.
   The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $90,999,000 and $85,608,000 at June 30, 1999 and
1998, respectively.

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

11: Federal Home Loan Bank (FHLB) Advances and Other Borrowings

     Borrowings consist of the following:

                                                            June 30
                                                      1999          1998
                                                  ------------------------
                                                        (In Thousands)
FHLB advances payable to FHLB Pittsburgh, secured by all FHLB stock and certain first mortgage loans:

  Short-term advances:
    Due August 27, 1999, 5.12%                    $   70,000    $       -
    Due July 1, 1999, 5.57%                           14,400            -
                                                  ------------------------
                                                      84,400            -
  Convertible advance:
    Due 2002, 5.46%                                   25,000       25,000

  Other advances:
    Due 2008, 2.00%                                      285          297
    Due 2024, 4.25%                                      727          517
                                                  ------------------------
                                                     110,412       25,814
                                                  ------------------------
Other borrowings:
  Advance to ESOP
    Due 2004, prime plus .75%                            662          795

  Repurchase agreement:
    Due July 1, 1999, 3.60%                            2,888        1,252
                                                  ------------------------
                                                  $  113,962    $  27,861
                                                  ========================


   Maturities of FHLB advances and other borrowings are as follows:
2000-$112,451,000; 2001-$164,000; 2002-$165,000; 2003-$166,000; 2004-$167,000;
thereafter-$849,000. The convertible advance of $25,000,000, due in the year 2002, is a five-year fixed rate advance which the FHLB has the option of converting to a LIBOR adjustable rate advance quarterly. Upon conversion, management has the right to exercise a return option to the FHLB with no prepayment penalty. Accordingly, this amount is included in the 2000 maturities based on the next conversion date.
   The FHLB of Pittsburgh has an established credit policy which permits the Association to borrow amounts up to twenty times the amount of the Association's holding of FHLB stock at negotiated interest rates. At June 30, 1999, additional borrowings available under this policy were approximately $49,114,000. The Association may increase its borrowings over amounts currently available by purchasing additional FHLB stock.
   The Association has a credit agreement with the Federal Reserve Bank of Philadelphia whereby the Association can borrow to meet short-term liquidity requirements in amounts up to approximately $6,600,000. Mortgage loans in the amount of $8,247,000 are held in safekeeping by the Federal Reserve Bank to collateralize borrowings under this credit agreement. At June 30, 1999, there were no borrowings under this credit agreement.

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

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


12: Income Taxes

The provision for income taxes in the consolidated statements of income consists of the following:

                                        Year Ended June 30
                                   1999       1998        1997
                                ---------------------------------
                                         (In Thousands)
Current:
  Federal                       $  1,846    $  5,792    $  2,501
  State                               21         800         527
                                ---------------------------------
                                   1,867       6,592       3,028
Deferred:
  Federal                          2,971        (795)        901
  State                              203           2         (54)
                                ---------------------------------
                                   3,174        (793)        847
                                ---------------------------------
Total provision for income
  taxes                         $  5,041    $  5,799    $  3,875
                                =================================


   The provision for income taxes includes $342,000, $394,000 and $253,000 in 1999, 1998 and 1997, respectively, of applicable income taxes related to gains on sales of securities of $1,108,000, $1,044,000 and $670,000, respectively.
   Income tax expense for the Corporation is different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

                                                Percentage of Income
                                                Before Income Taxes
                                       --------------------------------------
                                                Year Ended June 30
                                          1999          1998           1997
                                       --------------------------------------
Income tax expense at federal
statutory rate                             35.0 %        35.0 %        35.0 %
Tax-exempt income                          (0.3)         (0.1)         (0.1)
State income taxes, net of federal
benefit                                     1.0           3.3           2.8
Federal tax credits                        (1.3)         (0.6)         (2.1)
Other                                      (0.2)         (0.9)         (0.2)
                                       --------------------------------------
Effective tax rate                         34.2 %        36.7 %        35.4 %
                                       ======================================

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

   The Corporation made income tax payments of $3,467,000, $5,912,000, and $3,404,000 during 1999, 1998, and 1997, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 are as follows:

                                      1999        1998
                                    --------------------
                                       (In Thousands)
Deferred tax assets:
   Bad debt                         $ 3,775     $ 3,102
   Securities valuation
    adjustment                            -          57
   Other                              1,123       1,541
                                    --------------------
      Total gross deferred
       tax assets                     4,898       4,700
                                    --------------------

Deferred tax liabilities:
   Deferred loan expenses               529         297
   Depreciation and amortization        509         549
   Joint ventures                     1,042         549
   Securities valuation adjustment       95           -
   Servicing rights                   1,549       1,114
   Other                              1,078       1,213
                                    --------------------
     Total gross deferred tax
      liabilities                     4,802       3,722
                                    --------------------
       Net deferred tax asset       $    96     $   978
                                    ====================


   The Corporation has determined that a valuation reserve for the net deferred tax asset is not required since it is more likely than not that the net deferred tax asset can be principally realized through carryback to taxable income in prior years and future reversals of existing taxable temporary differences.
   The before-tax amounts and tax effects of unrealized holding gains (losses) on available for sale securities were ($5,754,000) and ($2,014,000), respectively, at June 30, 1999, $541,000 and $189,000, respectively, at June 30, 1998 and $861,000 and $331,000, respectively, at June 30, 1997.
   The before-tax amounts and tax effects of the reclassification adjustments for gains included in net income were $794,000 and $278,000, respectively, at June 30, 1999, $174,000 and $61,000, respectively, at June 30, 1998 and $0 and
$0, respectively, for June 30, 1997.

13: Employee Stock Ownership Plan and Pension Plan

   The Corporation sponsors an employee stock ownership plan (ESOP) which provides all eligible employees an opportunity to share in the ownership of the Corporation's common stock. The ESOP generally acquires shares of common stock with contributions made to the ESOP. Expenses related to ESOP contributions amounted to $281,000, $395,000 and $346,000 in 1999, 1998 and 1997,
respectively. In May 1994, the ESOP borrowed $1,325,000 and acquired 111,552 shares (as adjusted for subsequent stock dividends) of the Corporation's common stock to be released and allocated to eligible employees as the borrowing is repaid. In accordance with

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

the provisions of AICPA Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans", the borrowing is reflected as a liability and the related shares as a contra equity account, unearned ESOP shares, on the Corporation's consolidated balance sheet. At June 30, 1999 and 1998, the ESOP debt outstanding was $662,000 and $795,000 and the fair value of related shares (65,825 and 72,505, respectively, including shares acquired through the dividends paid on unearned ESOP shares) was $963,000 and $1,514,000, respectively. The Corporation has committed to make contributions sufficient to provide for ESOP debt service requirements.
   The Corporation and its subsidiaries have a noncontributory pension plan covering all eligible employees. The benefits are based on the employee's compensation and years of service. The Corporation's funding policy is to contribute amounts required under ERISA.

The following table sets forth the pension plan's funded status and amounts recognized in the Corporation's consolidated financial statements.

                                                              June 30
                                                          1999        1998
                                                       ---------------------
                                                          (In Thousands)
Change in benefit obligation:
Benefit obligation at beginning of year                $  6,282    $  5,141
Service cost (net of expenses)                              381         327
Interest cost                                               435         388
Benefits paid                                              (155)       (148)
Change in assumptions                                      (509)        467
Experience loss                                               2         107
                                                       ---------------------
Benefit obligation at end of year                         6,436       6,282
                                                       ---------------------
Change in plan assets:
Fair value at beginning of year                           6,884       5,450
Actual return on plan assets (net of expenses)              487       1,121
Employer contribution                                       125         461
Benefits paid                                              (155)       (148)
Adjustment for payable at beginning of year                 (11)          -
                                                       ---------------------
Fair value at end of year                                 7,330       6,884
                                                       ---------------------

Funded status                                               894         602
Unrecognized net asset at transition                       (246)       (295)
Unrecognized prior service costs                            149         171
Unrecognized net (gain) loss                                (13)        408
                                                       ---------------------
Prepaid pension expense                                $    784     $   886
                                                       =====================


   Plan assets include investments in York Financial Corp.'s stock with a fair value of $761,000 and $999,000 in 1999 and 1998, respectively. Other plan assets include debt and equity funds. At June 30, 1999, the plan held 52,021 shares of the Corporation's stock which earned dividends of $25,814 during the year.

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

   The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 7.5% and 4.5%, respectively, at June 30, 1999, 7.0% and 4.0%, respectively, at June 30, 1998 and 7.5% and 4.5%, respectively, at June 30, 1997. The expected long-term rate of return on plan assets in 1998, 1997, and 1996 was 9.0%.

Net pension cost included the following components:

                                                     Year Ended June 30
                                                1999       1998        1997
                                             --------------------------------
                                                       (In Thousands)
Service cost-benefits earned during the
 period                                      $   441    $    385      $  358
Interest cost on projected benefit
 obligation                                      435         388         345
Actual return on plan assets                    (547)     (1,178)       (843)
Amortization of unrecognized net
 transition asset                                (49)        (49)        (49)
Amount of unrecognized prior service
 cost                                             22          22          22
Amortization of unrecognized net loss              -           7          46
Asset gain (loss) deferred                       (75)        672         465
                                             --------------------------------
Net periodic pension cost                    $   227    $    247      $  344
                                             ================================


   Beginning in fiscal 1999, the Corporation provided a Supplemental Executive Retirement Plan (SERP) to certain key executives. The SERP is funded through life insurance policies. The cash surrender value of the policies was $9.4 million at June 30, 1999 and is included in other assets in the accompanying consolidated balance sheet. Total income recognized on the SERP for the year ended June 30, 1999 amounted to $198,000. For the year ended June 30, 1999, salaries and employee benefits expense included $67,000 in connection with the SERP.

14: Stockholders' Equity

   Retained earnings of the Association includes $14,470,000 of accumulated earnings for which no provision for federal income tax has been made. The amount represents deductions for bad debt reserve for tax purposes only which were allowed to savings institutions which met certain definitional tests prescribed by the Internal Revenue Code of 1986, as amended. The Small Business Job Protection Act of 1996 passed on August 20, 1996 eliminates the special bad debt deduction granted solely to thrifts. Under the terms of the Act, there would be no recapture of the pre-1988 (base year) reserves. However, these pre-1988 reserves would be subject to recapture under the rules of the Internal Revenue Code section 593(e), if the Association itself redeems its shares, pays a cash dividend in excess of earnings and profits, or liquidates.
   The Association is subject to various regulatory capital requirements administered by the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, that if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
   Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of tangible, core and risk-based capital as defined in the regulations. At June 30, 1999, the Association meets all capital adequacy requirements to which it is subject.
   At June 30, 1999, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since that notification that management believes have changed the Association's category.

The following table sets forth OTS capital requirements as compared to the capital position of the Association as of June 30, 1999 and 1998:

                                                                 To be well
                                                              Capitalized Under
                                            For Capital       Prompt Corrective
                              Actual       Adequacy Purposes  Action Provisions
                            ---------------------------------------------------
                                             Minimum Required  Minimum Required
                             Amount   Ratio   Amount    Ratio   Amount   Ratio
                            ---------------------------------   --------------
As of June 30, 1999:                     (Dollars In Thousands)

Tangible capital            $ 96,473   7.1%   $20,344    1.5%   $ N/A     N/A

Tier 1 (core) capital         96,473   7.1%    54,250    3.0%    67,812   5.0%

Tier 1 risk-based capital     96,473  11.7%     N/A      N/A     49,431   6.0%

Total risk-based capital     105,654  12.8%    65,930    8.0%    82,384  10.0%


As of June 30, 1998:

Tangible capital            $ 93,439   7.7%   $18,273    1.5%   $  N/A    N/A

Tier 1 (core) capital         93,439   7.7%    48,727    3.0%    60,904   5.0%

Tier 1 risk-based capital     93,439  12.0%     N/A      N/A     46,732   6.0%

Total risk-based capital     102,102  13.1%    62,310    8.0%    77,887  10.0%


   The Association may make dividend distributions to the Corporation up to 100% of its net income in the calendar year plus an amount that would reduce its surplus risk-based capital ratio at the beginning of the calendar year by one-half. At June 30, 1999 and 1998, the total allowable dividend distribution was $20,651,000 and $20,197,000, respectively.

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

15: Stock Option Plans

   At June 30, 1999, the Corporation has reserved 1,462,031 shares of common stock for options granted or available for grant to certain directors and officers under Stock Option Plans (Plans), as amended. Incentive stock options granted under the Plans become exercisable over periods of five to eight years on a cumulative basis, beginning on the date of grant, and expire ten years after the date of grant. Nonincentive stock options granted under the Plans become exercisable over periods determinable at the date of grant and expire ten years after the date of grant. Performance-based options granted under the Plans become exercisable when the Corporation achieves certain performance measurement targets. Options under the Plans are granted at prices not less than 100% of the fair market value at the date of option grant. During 1999 and 1998, 6,300 and 47,775 shares, respectively, of performance-based options were granted under the Plans. If performance measurement targets are not achieved in accordance with the terms of the option, the options are forfeited. In case of termination of employment, options and grants not yet exercisable are subject to the risk of forfeiture.
   Under the Plans, the Corporation may also grant stock appreciation rights, either singly or in tandem with stock options. No stock appreciation rights were outstanding at June 30, 1999 and 1998.

Stock options transactions, adjusted for stock dividends, under the Plans were as follows:

                                           Year Ended June 30
                                   Weighted           Weighted         Weighted
                                    Average            Average          Average
                                   Exercise           Exercise         Exercise
                            1999    Price    1998      Price     1997    Price
                         -----------------------------------------------------
Options outstanding at
 beginning of year       1,145,349 $ 9.64  1,155,806  $ 8.25   1,427,45 $ 7.36
Options granted at
 $12.21 to $20.95
 per share                  52,030  16.70    122,880   19.51     57,520  12.72
Options exercised at
 $3.76 to $12.59 per
 share                    (298,124)  6.13   (129,006)   7.00   (318,057   6.41
Options forfeited           (6,463) 18.99     (4,331)  10.48    (11,116)  9.76
                         ---------         ---------          ---------
Options outstanding at
 end of year               892,792  11.16  1,145,349    9.64  1,155,806   8.25
                         =========         =========          =========
Options available for
 grant at June 30          569,239
                         =========
Options exercisable at
 June 30 at $3.76 to
 $19.62 per share          800,678  10.35  1,011,719    8.81  1,048,436   8.00
                         =========         =========          =========

The following options were outstanding and exercisable at June 30, 1999:

                       Options Outstanding                Options Exercisable
               -----------------------------------     -----------------------
                                         Weighted
                            Weighted     Average                    Weighted
   Range of                  Average    Remaining                    Average
   Exercise     Number of   Exercise      Life          Number of   Exercise
    Prices       Shares       Price      (Years)         Shares       Price
--------------------------------------------------     -----------------------
$0.00-$5.00      75,565     $  3.76        1.6           75,565     $  3.76
$5.01-$10.00    439,179        9.29        5.0          439,179        9.29
$10.01-$15.00   218,388       11.85        6.0          198,724       11.68
$15.01-$20.00   159,660       18.86        8.9           87,210       18.38
               --------                                --------
                892,792       11.16        5.7          800,678       10.35
               ========                                ========

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

   The Corporation uses the Black-Scholes Option Pricing Model to calculate the grant-date fair value. The weighted average grant-date fair value of options granted during 1999, 1998 and 1997 was $3.25, $4.42 and $3.39, respectively. The following significant assumptions were used to calculate the estimated fair value of the options granted:

                                           June 30
                                1999        1998        1997
                             ------------------------------------
Risk free interest rate        5.725%      5.470%      6.625%
Expected life                  4 years     4 years     4 years
Expected volatility            24.5%       30.3%       21.7%
Expected dividends             3.59%       2.50%       3.37%



   Under Accounting Principles Board Opinion No. 25, because the exercise price of the Corporation's stock options equals the market value of the underlying stock on the date of grant, no compensation expense was recognized. If the fair value method had been used to measure compensation expense, the Corporation's net income and earnings per share would be the pro forma amounts indicated below:


                                      Year Ending June 30
                                  1999        1998         1997
                              -----------------------------------
                                     (Dollars in Thousands,
                                     Except Per Share Data)
Net Income
   As reported                $  9,670    $ 10,015     $  7,087
   Pro forma                     9,422       9,848        7,053

Earnings Per Share
   As reported                    1.01        1.09         0.80
   Pro forma                      0.99        1.07         0.80

Earnings Per Share
 Assuming Dilution
   As reported                    0.97        1.01         0.75
   Pro forma                      0.95        1.00         0.75


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

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

16: York Financial Corp. (Parent Company Only)
    Financial Information

Balance Sheets
--------------                                                 June 30
                                                           1999        1998
                                                       ----------------------
Assets                                                      (In Thousands)
Cash                                                   $   6,421   $   5,266
Securities                                                 1,336         338
Loan receivable, net                                       2,315       2,382
Prepaid expenses and other assets                            189         127
Investment in joint venture                                3,787       4,157
Investments in subsidiaries:
  York Federal Savings and Loan Association               93,649      94,190
  Other                                                    4,264       4,095
                                                       ----------------------
Total investments in subsidiaries                         97,913      98,285
                                                       ----------------------
                                                       $ 111,961   $ 110,555
                                                       ======================
Liabilities
Other borrowings                                       $     662   $     795
Accrued expenses and other liabilities                       889         535
Stockholders' equity                                     110,410     109,225
                                                       ----------------------
                                                       $ 111,961   $ 110,555
                                                       ======================

Statements of Income
--------------------                                  Year Ended June 30
                                                 1999        1998        1997
                                              --------------------------------
Dividend income:                                         (In Thousands)
  York Federal Savings and Loan Association   $  5,579    $  1,870    $  2,630
  Other                                             29          37          29
Interest Income                                    470         485         387
Gain on sales of real estate                       589          16          14
Income (loss) from joint venture                 1,433       1,490        (297)
Other Income                                         9          10           7
                                              --------------------------------
                                                 8,109       3,908       2,770
Other expenses                                     714         659         612
                                              --------------------------------

Income before equity in undistributed net
 income of subsidiaries and income taxes         7,395       3,249       2,158
Equity in undistributed net income of
 subsidiaries:
  York Federal Savings and Loan Association      2,753       7,303       3,991
  Other                                            264          12         732
                                              --------------------------------
Income before income taxes                      10,412      10,564       6,881
Provision for income taxes (benefit)               742         549        (206)
                                              --------------------------------
Net Income                                    $  9,670    $ 10,015    $  7,087
                                              ================================

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

Statements of Cash Flows
------------------------                              Year Ended June 30
                                                 1999        1998        1997
                                              --------------------------------
                                                         (In Thousands)
Operating Activities
Net income                                    $  9,670    $ 10,015    $  7,087
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Equity in undistributed
      net income of subsidiaries                (3,017)     (7,315)     (4,723)
    Other                                          310      (1,254)        713
                                              --------------------------------
Net cash provided by operating
   activities                                    6,963       1,446       3,077

Investing Activities
Purchase of securities
  available for sale                              (271)       (320)          -
Loans originated or acquired                         -         (33)       (684)
Principal collected on loans                        33          28          16
Disposal (Purchase) of equipment                     4           -         (26)
Increase in investment in joint venture           (415)
Distribution from joint venture                      -       1,196           -
Increase in investments in
  subsidiaries                                      (8)        (25)       (322)
Other                                                4           -           -
                                              --------------------------------
Net cash provided by (used in)
  investing activities                            (653)        846      (1,016)

Financing Activities
Issuance of common stock:
  Dividend Reinvestment Plan                     2,265       2,330       2,133
  Stock Option Plans                             1,455         163         561
Retirement of common stock                      (4,023)          -           -
Cash dividends paid                             (4,896)     (4,419)     (3,919)
Cash in lieu of fractional shares                  (18)        (21)        (22)
Release of ESOP shares                             133         132         133
Other                                              (71)         39         (93)
                                              --------------------------------
Net cash used in financing
   activities                                   (5,155)     (1,776)     (1,207)
                                              --------------------------------
Increase in cash                                 1,155         516         854
Cash at beginning of year                        5,266       4,750       3,896
                                              --------------------------------
Cash at end of year                           $  6,421    $  5,266    $  4,750
                                              ================================

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

17: Financial Instruments with Off-Balance Sheet Risk

   The Association is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.

Financial instruments with off-balance sheet risk are summarized as follows:

                                                June 30
                                            1999        1998
                                         --------------------
                                            (In Thousands)
Commitments to extend credit:
   Loan origination commitments:
     Fixed interest rates                $  8,530   $ 21,085
     Variable interest rates               28,269     12,264
                                         --------------------
                                           36,799     33,349
   Unused home equity lines of credit      57,596     50,672
   Unused unsecured lines of credit        28,701      7,025
                                         --------------------
                                         $123,096   $ 91,046
                                         ====================

Standby letters of credit                $  3,044   $  2,744
                                         ====================
Loans sold with recourse                 $ 27,356   $ 35,701
                                         ====================


   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Association evaluates each customer's credit worthiness on a case-by-case basis using the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Association upon extension of credit, is based on management's credit evaluation of the customer and generally consists of real estate.
   Standby letters of credit are conditional commitments issued by the Association to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Association holds collateral, when deemed necessary, supporting those commitments.
   The Association has sold loans to the Federal National Mortgage Association
(FNMA) which include certain recourse provisions for the life of the loans whereby the Association is required to repurchase the buyer's interest in individual loans on which foreclosure proceedings have been completed. The Association does not believe that its recourse obligations subject it to material risk of loss in the future. There were no sales of loans with recourse in fiscal years ending June 30, 1999 and 1998.

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

18: Fair Value of Financial Instruments

   SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments. A substantial portion of the Corporation's assets and liabilities are considered financial instruments. Significant assumptions were used in the calculation of fair market values. The following assumptions and methods were used by the Corporation to estimate the fair values of each type of the Corporation's Financial Instruments.

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

Securities Available for Sale
   The fair value for securities available for sale is based on available market quotes. If a market quote is not available, fair value is approximated by using the market price of a similar security.

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

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

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

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

The Corporation's estimated fair values of financial instruments based on assumptions disclosed above are as follows:

                                                     June 30
                                           1999                   1998
                                ----------------------------------------------
                                  Carrying      Fair     Carrying      Fair
                                   Amount      Value      Amount       Value
                                ----------------------------------------------
                                                (In Thousands)
Cash and Due from banks -
 Noninterest and interest-
 earning                        $   31,771  $   31,771  $  144,547  $  144,547
Loans held for sale                 30,631      30,631      17,534      17,534
Securities available for sale      295,691     295,691      47,940      47,940
Securities held to maturity         30,594      30,611      13,760      13,751
Loans:
  Residential                      666,257     662,420     753,627     760,074
  Commercial                       107,765     107,135      66,844      67,212
  Consumer                         144,558     145,757     139,040     139,564
                                ----------------------------------------------
Total Gross Loans                  918,580     915,312     959,511     966,850
Other Financial Assets               4,127       4,403       2,862       2,887

Noninterest-bearing
 deposits                           22,470      22,470      15,497      15,497
NOW accounts                       107,107     107,107      99,491      99,491
Savings accounts                    54,179      54,179      64,189      64,189
Money market accounts              328,775     328,775     267,515     267,515
Certificates of deposit            602,722     609,644     619,085     629,394
                                ----------------------------------------------
Total Deposits                   1,115,253   1,122,175   1,065,777   1,076,086
FHLB Advances and other
 borrowings                        113,962     113,191      27,861      27,715


Off-balance-sheet financial
 instruments:
Commitments to extend credit                $     (551)             $     (250)
Standby letters of credit                          (46)                    (52)


19: Commitments and Contingencies

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

York Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (continued)
-------------------------------------------------------------------------------

Summaries of consolidated results of operations on a quarterly basis for the years ended June 30, 1999 and 1998 are as follows:

                                             Three Months Ended
                                September   December
                                    30         31       March 31    June 30
                             -----------------------------------------------
                                              (Unaudited)
        FISCAL YEAR 1999       (Dollars in Thousands, Except Per Share Data)
        ----------------

Interest income                $  21,884  $  21,317   $  21,149   $  22,015
Interest expense                  13,241     13,042      12,593      12,950
                               ---------------------------------------------
Net interest income                8,643      8,275       8,556       9,065

Provision for loan losses            865        992         915         860
                               ---------------------------------------------
Net interest income after
 provision for loan losses         7,778      7,283       7,641       8,205

Securities gains                     789          5           -           -
Other income                       2,294      2,155       1,949       4,846
Other expenses                     6,804      6,906       6,885       7,639
Income tax expense                 1,504        915         782       1,840
                               ---------------------------------------------
Net income                     $   2,553  $   1,622    $  1,923   $   3,572
                               =============================================
Per share data:
Net income                     $    0.27  $    0.17    $   0.20   $    0.37
                               =============================================
Net income-assuming dilution   $    0.26  $    0.16    $   0.19   $    0.36
                               =============================================
Cash dividends paid            $   0.125  $   0.125    $  0.130   $   0.130
                               =============================================

        FISCAL YEAR 1998
        ----------------

Interest income                $  22,166  $  22,271    $ 22,023   $  22,106
Interest expense                  13,025     12,969      12,757      13,093
                               ---------------------------------------------
Net interest income                9,141      9,302       9,266       9,013

Provision for loan losses            753      1,060         716       1,208
                               ---------------------------------------------
Net interest income after
 provision for loan losses         8,388      8,242       8,550       7,805

Securities gains                       -          -           -         174
Other income                       2,095      3,311       2,577       1,995
Other expenses                     6,424      6,768       7,594       6,537
Income tax expense                 1,626      1,874       1,297       1,002
                               ---------------------------------------------
Net income                     $   2,433  $   2,911    $  2,236   $   2,435
                               =============================================
Per share data:
Net income                     $    0.27  $    0.32    $   0.24   $    0.26
                               =============================================
Net income-assuming dilution   $    0.25  $    0.29    $   0.22   $    0.25
                               =============================================
Cash dividends paid            $   0.115  $   0.115    $  0.125   $   0.125
                               =============================================

All per share data is adjusted for stock dividends and splits effected through June 30, 1999.

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

Robert A. Angelo, Esq.                   Robert W. Erdos
Executive Vice President                 Owner
Secretary/General Counsel                Stomp Off Records

James H. Moss, CPA                       Randall A. Gross
Senior Vice President                    President
Chief Financial Officer/Treasurer        RG Industries

                                         Paul D. Mills
                                         Owner
                                         Willow Tree Farms

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

                                            Meta S. Palmer, CPA
MORTGAGE BANKING GROUP                      Vice President, Controller

Robert P. O'Hara
Executive Vice President                    CORPORATE SERVICES GROUP
Group Leader
                                            Rebecca S. McClure, Esq.
Sherry L. Cronin                            Senior Vice President
Senior Vice President                       Group Leader
Mortgage Origination Division               Secretary/General Counsel

Eleanor R. Connolly                         Sharon L. Luker
Vice President                              Vice President
Residential Mortgage Processing             Human Resources Division
Division

Carol M. Hinkle                             BUSINESS BANKING GROUP
Vice President
Lancaster Mortgage Origination Center       Harry M. Zimmerman
                                            Executive Vice President
Robert J. Matulevich                        Group Leader
Vice President
Correspondent Lending Center                Blair E. Ansell
                                            Vice President
Sharon A. Tapp                              Relationship Manager
Vice President
York Mortgage Origination Center            Donald L. Arnold
                                            Vice President
                                            Relationship Manager
RETAIL BANKING GROUP
                                            J. Martin Dell
Lynn D. Crenshaw                            Vice President
Executive Vice President                    Relationship Manager
Group Leader
                                            Edmund H. Robinson
Miles C. Baxter                             Vice President
Vice President                              Relationship Manager
Branch Banking Division
                                            OTHER ASSOCIATION OFFICERS
Michael J. McClure
Vice President                              William E. Groft
Product Sales Division                      Senior Vice President
                                            Continuous Improvement

                                            Kenneth H. Sallade
                                            Senior Vice President
                                            Chief Investment Officer

                                            Dawn C. Paul, CBA

                                            Vice President, Auditor

CORPORATE ORGANIZATION AND INFORMATION

SUBSIDIARIES OF                         CORPORATE INFORMATION
YORK FINANCIAL CORP.
                                        Corporate Headquarters
York Federal Savings and                101 South George Street
Loan Association                        York, Pennsylvania 17401
Robert W. Pullo
Chairman of the Board and               Independent Auditors
Chief Executive Officer                 Ernst & Young LLP
                                        One North Charles
Robert A. Angelo, Esq.                  Baltimore, Maryland 21201
President and Chief Operating Officer
                                        Special Counsel
York Financial Investment Corp.         Breyer & Associates
A Subsidiary of York Federal            1100 New York Avenue, N.W.
James H. Moss, CPA                      Suite 700 East
President and Chief Executive Officer   Washington, D.C. 20005

Y-F Service Corp.                       Transfer Agent and Registrar
Richard C. Arcuri                       American Stock Transfer and Trust Co.
President and Chief Executive Officer   40 Wall Street
                                        46th Floor
New Service Corp.                       New York, New York 10005
Richard C. Arcuri
President and Chief Executive Officer   10-K Information
                                        A copy of Form 10-K as filed with the
First Capital Brokerage Services, Inc.  Securities and Exchange Commission
Kenneth P. Fetrow                       will be furnished without charge to
President and Chief Executive Officer   stockholders of record on September 1,
                                        1999, upon written request to James H.
First Capital Insurance Services, Inc.  Moss, Senior Vice President, York
Kenneth P. Fetrow                       Financial Corp., 101 South George
President and Chief Executive Officer   Street, P.O. Box 15068, York,
                                        Pennsylvania 17405.

                                        Annual Meeting
                                        The Annual Meeting of the stockholders
                                        of York Financial Corp. will be held
                                        on Thursday, October 21, 1999, at 3:00
                                        p.m., at the Yorktowne Hotel, 48 East
                                        Market Street, York, Pennsylvania
                                        17401.


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

                                          1160 Walnut Bottom Road, Carlisle
York County, Pennsylvania                 Teresa F. Kline, Assistant Vice
                                          President
2690 South Queen Street, York
Matthew J. Forry, Assistant Vice          798 East Simpson Street,
President                                 Mechanicsburg
                                          Alisa L. Kiehl, Assistant Vice
100 North Northern Way, York              President
Wendy J. Spangler, Assistant Vice
President                                 75 Zimmerman Drive, Camp Hill
                                          Alisa L. Kiehl, Assistant Vice
1001 Haines Road, York                    President
Victoria A. Schofield, Assistant Vice
President
                                          Dauphin County, Pennsylvania
1940 Carlisle Road, York
Andrea R. Geier, Assistant Vice President 1123 West Governor Road, Hershey
                                          Debra E. Dupler, Assistant Vice
1442 Bannister Street, York               President
Fred L. Landis II, Assistant Vice
President
                                          Lancaster County, Pennsylvania
880 West Broadway, Red Lion
Kay M. Vannoy, Assistant Vice President   1758 Oregon Pike, Lancaster
                                          Daniele L. Neff, Assistant Vice
201 Dart Drive, Hanover                   President
Tammy L. Ford, Assistant Vice President

1781 West Market Street, York             Harford County, Maryland
Fred L. Landis II, Assistant
President                                 1816 Emmorton Road, Bel Air
                                          Judith M. Kyle, Assistant Vice
499 Tyler Run Road, York                  President
Margarette A. Sboray, Assistant Vice
President                                 2006 Rock Spring Road, Forest Hill
                                          Judith M. Kyle, Assistant Vice
4157 North George Street, Manchester      President
Tammy A. Schopf-Smith, Assistant Vice
President

3995 East Market Street, York
Victoria R. Hopwood, Assistant Vice
President

1700 Baltimore Pike, Hanover
Tammy L. Ford, Assistant Vice
President

39 Hanover Street, Spring Grove
Ruth L. Shaffer, Assistant Vice
President

70 East Forrest Avenue, Shrewsbury
Laurie A. Blevins, Assistant Vice
President

1 North Main Street, Shrewsbury
(Consolidated with Forrest Avenue -
8/1/99)

19 West Pennsylvania Avenue,
Stewartstown
Laura K. McDonald, Assistant Vice
President

-------------------------------------------------------------------------------
Web site:  www.yorkfed.com

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

-----------------
(1) The operations of the Corporation's subsidiaries are included in the Corporation's consolidated financial statements.
(2) A wholly-owned subsidiary of York Federal Savings and Loan Association at June 30, 1999.

                                 EXHIBIT 23

                      Consent of Independent Auditors

                Exhibit 23 - Consent of Independent Auditors


We consent to the incorporation by reference in this Annual Report (Form 10-K) of York Financial Corp. of our report dated July 21, 1999, included in the 1999 Annual Report to Stockholders of York Financial Corp.

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-87300) pertaining to the 1984 Amended Incentive Stock Option Plan of York Financial Corp., the 1984 York Financial Corp. Non-Incentive Stock Option Plan for Outside Directors, the 1992 Stock Option and Incentive Plan of York Financial Corp. and the 1992 York Financial Corp. Non-Incentive Stock Option Plan for Directors; the Registration Statement (Form S-8 No. 33-64505) pertaining to the 1995 York Financial Corp. Non-Qualified Stock Option Plan for Directors; the Registration Statement (Form S-8 No. 333-40887) pertaining to the 1997 Stock Option and Incentive Plan of York Financial Corp.; and the Registration Statement (Form S-3 No. 333-40885) pertaining to the York Financial Corp. Dividend Reinvestment and Stock Purchase Plan, of our report dated July 21, 1999, with respect to the consolidated financial statements incorporated herein by reference, in this Annual Report (Form 10-K) of York Financial Corp.

                                /s/ERNST & YOUNG LLP


Baltimore, Maryland
September 23, 1999