Form 10-Q
period 1999-09-30
YORK FINANCIAL CORP
filed 1999-11-15
CIK 777876

11

THIS PAPER DOCUMENT IS BEING  SUBMITTED PURSUANT TO RULE 901(d)
OF REGULATION S-T.



FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999
Commission File No. 0-14995


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

Common stock, par value $1.00 per share 10,024,806 shares outstanding as of September 30, 1999.


YORK FINANCIAL CORP.

INDEX


                                                       Page
                                                       Number
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets
          September 30, 1999 and June 30, 1999 (unaudited)  3

          Consolidated statements of income,
          three months ended September 30, 1999
          and 1998 (unaudited)                              4

          Consolidated statements of cash flows,
          three months ended September 30, 1999
          and 1998 (unaudited)                              5

          Notes to consolidated financial statements        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     10


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                 23

Item 2.   Changes in Securities                             23

Item 3.   Defaults upon Senior Securities                   23

Item 4.   Submission of Matters to a Vote of
          Security Holders                                  23

Item 5.   Other Information                                 23

Item 6.   Exhibits and Reports on Form 8-K                  23

SIGNATURES                                                  24

YORK FINANCIAL CORP. AND
SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                  September 30  June 30
                                     1999         1999
ASSETS                          (In thousands, unaudited)

Cash and due from banks:
   Noninterest-earning              $26,250    $22,813
   Interest-earning                   5,116      8,958
                                     31,366     31,771

Loans held for sale, net              3,950     30,631
Securities available for sale       351,096    295,691
Securities held to maturity (fair
value
at September 30, 1999 - $22,259
and June 30, 1999 - $22,635)         22,628     22,618
Loans receivable, net             1,054,361    909,193
Real estate, net                      8,331      8,633
Premises and equipment               20,706     20,842
Federal Home Loan Bank stock, at
cost                                 14,960      7,976
Accrued interest receivable          11,108      8,581
Other assets                         20,597     20,952
Investments in joint ventures         7,110      7,738
Total Assets                     $1,546,213 $1,364,626

LIABILITIES AND STOCKHOLDERS'
EQUITY

Liabilities:
Deposits                         $1,106,818 $1,115,253
Federal Home Loan Bank
  advances and other borrowings     301,985    113,962
Advances from borrowers
  for taxes and insurance             1,900      4,281
Other liabilities                    26,116     20,720
Total Liabilities                 1,436,819  1,254,216

Stockholders' Equity:
Preferred Stock: 10,000,000
  shares authorized and unissued          -          -
Common Stock, $1.00 par value:
Authorized 20,000,000 shares;
issued
  September 30, 1999 - 10,024,806
  shares; June 30, 1999 -
  9,565,467 shares                   10,025      9,565
Additional capital                   96,375     90,417
Retained earnings                     9,312     15,028
Accumulated other comprehensive
  income                            (5,656)    (3,938)
Unearned ESOP shares                  (662)      (662)
Total Stockholders' Equity          109,394    110,410
Total Liabilities
  and Stockholders' Equity       $1,546,213 $1,364,626


YORK FINANCIAL CORP. AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
INCOME
                               Three Months Ended
                                  September 30
                                1999      1998
                              (Dollars in thousands,
                        except per share data, unaudited)

Interest income:
Interest and fees on loans     $18,402    $17,901
Interest on securities held
  for trading                       64        130
Interest on securities
  available for sale             4,909      1,855
Interest and dividends on
  securities held to               561        214
  maturity                         561        214
Other interest income               88      1,784
Total interest income           24,024     21,884
Interest expense:
Interest on deposits            12,301     12,891
Interest on borrowings           2,436        350
Total interest expense          14,737     13,241
Net interest income              9,287      8,643
Provision for loan losses          600        865
Net interest income after
  provision for loan losses      8,687      7,778
Other income:
Mortgage banking                   583        506
Gain on sale of securities
  available for sale                 -        789
Gain on sales of real estate        39         90
Fees and service charges           974        803
Income (loss) from joint
  ventures and partnerships      (806)        573
Other operating income             564        322
Total other income               1,354      3,083
Other expenses:
Salaries and employee
  benefits                       3,613      3,403
Occupancy                          966        917
Federal deposit insurance          164        163
Real estate                        203        252
Data processing                    387        295
Advertising                        383        211
Other                            1,692      1,563
Total other expenses             7,408      6,804
Income before income taxes       2,633      4,057
Provision for income taxes         304      1,504
Net income                      $2,329     $2,553

Per share data:
Net income                       $0.23      $0.26
Net income - assuming            $0.23      $0.24
dilution
Cash dividends paid              $0.12      $0.12
Weighted average shares      9,975,447  9,900,078
Weighted average shares -
assuming dilution           10,238,646 10,430,850

YORK FINANCIAL CORP. AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    Three Months Ended
                                       September 30
                                       1999      1998
                                 (In thousands, unaudited)
OPERATING ACTIVITIES
Net income                           $2,329     $2,553
Adjustments to reconcile net
income to net cash provided by
operating activities:
Amortization and accretion
  on securities, net                   (34)       (26)
Provision for loan losses               600        865
Provision for real estate losses          -         50
Depreciation and amortization           576        481
Loans originated for sale                 -   (26,794)
Proceeds from sales of
  trading securities                 26,527     38,717
Realized gains on trading             (377)      (401)
securities
Realized gains on sales of
  securities available for sale           -      (789)
Increase in other assets            (1,925)   (41,021)
Increase (decrease) in
  other liabilities                   6,372    (4,317)
Other increase (decrease)               667      (784)
Net cash provided by (used in)
  operating activities               34,735   (31,466)

INVESTING ACTIVITIES
Proceeds from sales of
  securities available for sale           -     40,576
Purchases of securities
  available for sale               (62,515)   (15,151)
Purchases of FHLB stock             (6,984)          -
Principal repayments on               4,545      5,439
securities
Loans originated or acquired,
  net of change in deferred loan  (225,654)   (74,259)
fees
Principal collected on loans         78,840     73,314
Purchases of real estate              (111)      (128)
Proceeds from sales of real           1,533      1,323
estate
Purchases of premises, equipment,
  and tenant improvements, net        (312)      (853)
Other                               (2,394)    (3,137)
Net cash provided by (used in)
  investing activities            (213,052)     27,124

FINANCING ACTIVITIES
Net increase (decrease) in
  noninterest-bearing demand
  deposits,interest-bearing
  transaction accounts, savings
  accounts, and 31-day
  certificates of deposit           (9,446)      6,598
Net increase in certificates of
deposit                               1,011      3,561
Net increase in short-term
  advances received from FHLB        10,600          -
Net increase in FHLB advances
  and other borrowings              177,424        103
Issuance of common stock :
Dividend reinvestment plan              554        603
Stock option plans                       44        700
Cash dividends paid                 (1,241)    (1,179)
Retirement of stock                 (1,034)          -
Net cash provided by
  financing activities              177,912     10,386
Increase (decrease) in cash and
cash equivalents                      (405)      6,044
Cash and cash equivalents at
  beginning of period                31,771    144,547
Cash  and cash equivalents at
  end of period                     $31,366   $150,591


YORK FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999


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

Although the interim amounts are unaudited, they do reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the interim periods. Operating results for the three month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended June 30, 1999.

Cash Flow Information: For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During the three months ended September 30, 1999 and 1998, the Association exchanged loans for mortgage-backed securities in the amounts of $26.4 million and $96.7 million, respectively. During the three months ended September 30, 1999 and 1998, the Association transferred unpaid loan balances from loans to real estate acquired due to foreclosures of $1.2 million and $1.7 million, respectively. During the three months ended September 30, 1999 and 1998, there was a noncash capital distribution from an investment in joint venture of $0 and $2,205,000, respectively.

Reclassifications: Certain reclassifications have been made to the fiscal 1999 consolidated financial statements to conform with the fiscal 2000 presentation.

Note B -- Per Share Data

On October 20, 1999, the Corporation declared a 5% stock dividend, to shareholders of record on November 5, 1999, to be distributed November 15, 1999. Net income per share is computed based on the weighted average number of common shares outstanding and dilutive common stock equivalents, adjusted for stock splits/dividends. Cash dividends paid per share are based on the number of common shares outstanding at each record date, adjusted for stock splits/dividends.

The Corporation computes earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". Earnings per common share ("basic") is computed using net income applicable to common stock and weighted average common shares outstanding during the period. Earnings per common share - assuming dilution ("diluted") is computed using net income applicable to common stock and weighted average common shares outstanding during the period after consideration of the potential dilutive effect of common stock equivalents based on the treasury stock method using an average market price for the period. The Corporation's common stock equivalents are solely related to stock options.

The following table sets forth the computation of basic and diluted earnings per share:

                                Three Months Ended
                                   September 30
                                 1999         1998
                               (Dollars in thousands,
                               Except Per Share Data)
Numerator:
Net Income                       $2,329         $2,553

Numerator for basic and
diluted earnings per share       $2,329         $2,553

Denominator:
Denominator for basic
  earnings per share-
  weighted-average shares     9,975,447      9,900,078

Effect of dilutive
securities:
Employee Stock Options          263,199        530,772

Denominator for diluted
  earnings per share-adjusted
  weighted-average shares and
  assumed conversion          10,238,646     10,430,850

Basic earnings per share          $0.23          $0.26

Diluted earnings per share        $0.23          $0.24



Note C - Federal Home Loan Bank (FHLB) Advances and Other
Borrowings

Borrowings consist of the following:

                                 Three Months Fiscal Year
                                    Ended       Ended
                                 September 30  June 30
                                     1999        1999
                                     (In Thousands)
FHLB advances payable to FHLB
  Pittsburgh, secured by all
  FHLB stock and certain first
  mortgage loans:

Short-term advances:
Due August 27, 1999,  5.12%              $-    $70,000
Due July 1, 1999,  5.57%                  -     14,400
Due October 1, 1999,  5.62%          95,000          -
                                     95,000     84,400
Convertible advance:
Due 2002, 5.46%                      25,000     25,000
Due 2004, 5.75%                      25,000          -
Due 2006, 5.32%                      25,000          -
Due 2009, 5.09%                     100,000          -
Due 2009, 5.75%                      25,000          -

Other advances:
Due 2008,  2.00%                        282        285
Due 2024,  4.25%                        722        727
                                    296,004    110,412
Other borrowings:
Advance to ESOP
Due 2004, prime plus .75%               662        662

Repurchase agreements:
Due July 1, 1999, 3.60%                   -      2,888
Due October 1, 1999, 4.12%            5,319          -
                                   $301,985   $113,962



Maturities of FHLB advances and other borrowings are as follows:
2000-$250,481,000; 2001-$164,000; 2002-$25,165,000; 2003-
$166,000; 2004-$25,167,000; thereafter-$842,000. The FHLB has the option of converting the fixed rate convertible select advances to a LIBOR adjustable rate advance quarterly after the conversion date. Upon conversion, management has the right to exercise a return option to the FHLB with no prepayment penalty. Accordingly, amounts are included in maturities based on the next conversion date.

The FHLB of Pittsburgh has an established credit policy which permits the Association to borrow amounts up to twenty times the amount of the Association's holding of FHLB stock at negotiated interest rates. The Association may increase its borrowing over amounts currently available by purchasing additional FHLB stock.

During 1994, the Corporation on behalf of the Employee Stock Ownership Trust arranged for a loan in the amount of $1,325,000 payable in equal annual installments of $132,500 plus interest at prime plus .75% for a period of 10 years. The final maturity will be March 31, 2004. The proceeds were used to acquire shares of the Corporation's stock for the benefit of the corporate sponsored employee stock ownership plan.


Note D -- Comprehensive Income

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that are displayed with the same prominence as other financial statements, and also provides for footnote disclosure of total comprehensive income in interim financial statements. Total comprehensive income for the three months ended September 30, 1999 and 1998, was $0.6 million and $2.7 million, respectively. Comprehensive income was lower for the three months ended September 30, 1999 as compared to the same period in 1998 due to lower net income and unrealized holding losses on securities.

Note E - Income Taxes

Income tax expense for the Corporation is different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

                              Percentage of Income
                               Before Income Taxes
                            Three Months Fiscal Year
                               Ended        Ended
                            September 30   June 30
                                1999        1999
Income tax expense at
federal
  statutory rate                  35.0 %      35.0 %
Tax-exempt income                (0.7)       (0.3)
State income taxes, net of
  federal benefit                (4.5)         1.0
Federal tax credits             (17.6)       (1.3)
Other                            (0.6)       (0.2)
Effective tax rate                11.6 %      34.2 %



Note F -- Recently Issued Accounting Guidance

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The effective date of the Statement was deferred in June 1999 under SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This Statement is effective for financial statements issued for all quarters of all fiscal years beginning after June 15, 2000. The adoption of SFAS No. 137 is not expected to have a material impact on the Corporation's consolidated financial statements.


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

York Financial is a unitary savings and loan holding company incorporated in Pennsylvania in September 1985 and in August 1986 became the sole stockholder of York Federal Savings and Loan Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At September 30, 1999, the Corporation had consolidated assets of $1.5 billion, total deposits of $1.1 billion and stockholders' equity of $109.4 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans and investment securities. York Federal conducts its business through twenty-four offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage correspondent relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia, although loans are originated in 11 states within the Mid-Atlantic region. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

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

Interest Rate Sensitivity Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Association's market risk arises principally from interest rate risk. In an effort to maintain control over such risks, management of York Federal focuses its attention on managing the interest rate sensitivity of assets and liabilities and controlling the volume of lending, securities, deposit and borrowing activities. By managing the ratio of interest sensitive assets to interest sensitive liabilities repricing in the same periods, the Corporation seeks to control the adverse effect of interest rate fluctuations. The Corporation's assets and liabilities are not directly exposed to foreign currency or commodity price risk. At September 30, 1999 and June 30, 1999, the Corporation had no off-balance sheet derivative financial instruments.

Management utilizes an Asset/Liability Committee (ALCO), which meets at least once a month, to review the Association's interest sensitivity position on an ongoing basis and prepare strategies that outline the overall acquisition and allocation of funds to maximize earnings and maintain the interest rate sensitivity position at acceptable levels. The Corporation originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed rate loan originations. Additionally, investment securities were acquired for portfolio. The funding sources for these portfolio loans and securities are deposits and borrowings with various maturities.

The ALCO monitors the Corporation's interest rate risk position utilizing simulation analysis. Net interest income fluctuations and the net portfolio value ratio are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Such rate scenarios include immediate rate shocks adjusting rates in +/- 100 basis point (bp) increments resulting in projected changes to net interest income over the next 12 months and projected net portfolio value ratios as indicated in the following table.

An analysis of hypothetical changes in interest rates as of September 30, 1999 compared to June 30, 1999 is as follows:

                September 30, 1999       June 30, 1999
                Percentage             Percentage
                change in       Net    change in       Net
  Basis point      Net       Portfolio    Net        portfolio
   change in    interest       value    interest      value
interest rates  income (1)    ratio (2) income (1)    ratio (2)
                       Increase ( decrease)

      300        (23.00%)     3.04%      (14.00%)       4.70%
      200        (15.00%)     4.25%       (9.00%)       5.75%
      100        (8.00%)      5.40%       (4.00%)       6.69%
       0          0.00%       7.25%        0.00%        7.49%
     (100)       (1.00%)      7.34%        4.00%        8.15%
     (200)       (1.00%)      6.89%        6.00%        8.41%

(1) The percentage change in this column represents net interest income for 12 months in a stable interest rate environment versus net interest income for 12 months in the various rate scenarios.

(2)The net portfolio value in this column represents net portfolio value of the Association in various rate scenarios, divided by the present value of expected net cash flows from existing assets in those same scenarios. Net portfolio value is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing liabilities, plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts.

Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cashflows. The risk profile of the Association has increased as indicated in the preceding table. This increase is due to the continuation of portfolio lending and investment leverage strategies which were funded with convertible advances and overnight borrowings resulting in inherently more interest rate risk than previous periods. Assumptions and estimates used in simulation analysis are inherently subjective and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to the Corporation's Board of Directors on a quarterly basis. Management has determined that the level of interest rate risk is within acceptable limits at September 30, 1999.


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

The Association's policy is to maintain the allowance for loan losses at a level believed adequate by management to absorb losses in the existing loan portfolio. The allowance for loan loss is an estimate, however, these estimates are reviewed periodically and, any adjustments necessary, are recognized in operations in the period adjustments become known. Management's determination of the adequacy of the allowance is performed by an internal loan review committee and is based on known and inherent risk characteristics in the portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and such other relevant factors which in management's judgment deserve recognition. The allowance for loan losses related to impaired loans was determined in accordance with SFAS No. 114, as amended by SFAS No. 118. Actual losses or recoveries are charged or credited directly to the allowance.

An analysis of the allowance for loan losses, for the periods indicated is as follows:

                                  Three Months Fiscal Year
                                    Ended        Ended
                                  September 30  June 30
                                     1999         1999
                                   (Dollars in thousands)

Total allowance for loan losses
  at beginning of period            $10,803       $8,810
Loans charged-off:
Real estate - mortgage:
Residential                             150        1,581
Commercial                                -           16
Consumer                                 97          397
Total charged-offs                      247        1,994

Recoveries:
Real estate - mortgage:
Residential                               -          325
Commercial                                2           24
Consumer                                  7            6
Total recoveries                          9          355
Net loans charged-off                   238        1,639
Provision for loan losses               600        3,632
Total allowance for loan losses
  at end of period                  $11,165      $10,803
Percentage of net charge-offs
  to average loans outstanding
  during the period                   0.02%        0.18%
Percentage of allowance for loan
  losses to adjusted total loans      1.05%        1.17%


The allowance for loan losses totaled $11.1 million or 1.05% of adjusted total loans of $1.1 billion at September 30, 1999. Management believes the allowance for loan loss is adequate relative to its assessment of existing risk characteristics within the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to future problem loans, increased risk due to a change in mix within the portfolio as well as changes in economic conditions.

An analysis of nonperforming assets is summarized as follows:

                                  September 30  June 30
                                     1999        1999
                                   (Dollars in thousands)
Loans accounted for on a
  nonaccrual basis:
Real Estate-mortgage:
Residential                            $624       $870
Commercial                                -          -
Land                                      -          -
Consumer                                  -         49
Total nonaccrual loans                  624        919
Accruing loans which are
contractually past due
90 days or more:
Real estate-mortgage:
Residential                           8,070      8,311
Consumer                                892        823
Total of 90 days past due loans       8,962      9,134
Total of nonaccrual and 90 days
  past due loans                     $9,586    $10,053
As a percent of total loans           0.91%      1.07%

Real estate owned:
Real estate acquired through
foreclosure or repossession
by loan type:
Real estate:
Residential                          $4,644     $4,571
Commercial                              967      1,055
Land                                  1,021      1,319
Allowance for real estate losses       (16)       (45)
Total real estate owned              $6,616     $6,900
  As a percent of total assets        0.43%      0.51%
Total nonperforming assets          $16,202    $16,953
  As a percent of total assets        1.05%      1.24%


The Association's nonaccrual policy generally covers loans which are 90 or more days past due, dependent upon type of loan and related collateral. All commercial real estate loans are placed on nonaccrual status when the collectibility of interest is uncertain based on specific circumstances evaluated on a loan by
loan basis or when interest is more than 90 days past due.   In
the case of residential real estate and consumer loans, the Association implemented the Uniform Retail Credit Classification Policy effective June 30, 1999 and follows this policy for placing loans on nonaccrual status.

Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining an allowance for real estate losses (such allowance is separate from and in addition to the allowance for loan losses). For the three months ended September 30, 1999, net charge-offs were $29,000 with no additions to the allowance resulting in a decrease in the allowance to $16,000 at September 30, 1999. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.

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

Deposits represent the Association's primary source of funds. The Association does not rely on brokered deposits as a source of funds. During the three months ended September 30, 1999, the Association's deposits decreased $8.4 million. In addition, York Federal has supplemented its deposit gathering efforts through borrowings from the FHLB of Pittsburgh.

At September 30, 1999, York Federal had $296.0 million in FHLB advances outstanding at a weighted average interest rate of 5.41%, an increase of $185.6 million for the first three months of fiscal 2000. The Association was required to purchase additional FHLB stock due to increased borrowings. For additional details of FHLB advances and other borrowings, refer to Note C of the Notes to Consolidated Financial Statements.

Amortization and prepayments of loans and proceeds from loan and securities sales represent a substantial source of funds to York
Federal. These sources amounted to $109.5 million for the first three months of fiscal 2000.

Generally, the principal use of funds is the origination of mortgage and other loans. In addition, during the three months ended September 30, 1999, the continuation of leverage strategies to effectively utilize available capital, resulted in expansion of the investment portfolio through the purchase of available for sale securities. The carrying value of securities available for sale increased $55.4 million for the first three months of fiscal 2000 from $295.7 million at June 30, 1999 to $351.1 million at September 30, 1999.

Loan demand resulted in total originations of $227.3 million for the period ended September 30, 1999. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity, expanded mortgage correspondent relationships and Business Banking relationship managers. The volume of originations was favorably impacted by the Association's pricing strategies and a relatively low-rate interest rate environment. A significant component of loan origination volume was intermediate term mortgage products, i.e. seven year balloon loans and 5/1 CMT adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter). During the three months ended September 30, 1999, the loan portfolio increased $145.2 million to $1.1 billion at September 30, 1999.

Under current regulations, York Federal is required to maintain liquid assets at 4.0% or more of its net withdrawable deposits plus short-term borrowings. For the quarter ended September 30, 1999, the Association's liquidity level was 6.54%.

Capital

The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at September 30, 1999, totaled $109.4 million compared to $112.3 million at September 30, 1998, a decrease of $2.9 million or 2.6%. This decrease was primarily a result of the impact of unrealized losses on "available for sale" securities, retirement of shares related to a stock repurchase program and cash dividends paid, partially offset by a combination of factors including current earnings and issuance of shares in connection with various benefit and dividend reinvestment plans.

An additional stock repurchase program to replace the previous expired stock repurchase program was announced in August 1999. The Board of Directors authorized the repurchase of 478,000 shares of common stock on the open market. Under the repurchase plan, share purchases may be made from time to time depending on market and business conditions for the following six month period.

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

At September 30, 1999, York Federal's tangible and core capital both equaled 6.4% ($98.5 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%/5.0%, respectively. York Federal's total assets do not include any goodwill. York Federal's core capital to risk-weighted assets equaled 10.8% ($98.5 million) at September 30, 1999, which exceeds the required level of 6.0%. Finally, York Federal's risk-based capital ratio equaled 11.9% ($108.6 million) at September 30, 1999 which exceeds the required level of 8.0% by $35.8 million, and exceeds the required level to be deemed well capitalized of 10.0% by $17.6 million.

Transactions with Affiliates

Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At
September 30, 1999 such transactions are within these regulatory limits.

Results of Operations

Three months ended September 30, 1999 compared to September 30,
1998

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

Net interest income for the three months ended September 30, 1999 was $9.3 million compared to $8.6 million for the same period last year, which represents a 8.1% increase. The increase in net interest income was primarily due to increase in volumes which more than offset the lower earning asset yield as well as lower cost of funds rate. The margin on interest-earning assets decreased to 2.79% from 3.00% for the three months ended September 30, 1999 and 1998, respectively.

During the three months ended September 30, 1999, York Federal originated $227.3 million of loans including loans refinanced from the Association's portfolio. The result of these originations, when combined with mortgage securitizations and sales totaling $26.4 million and loan repayment activity, was a 9.2% increase in average loans outstanding during the first quarter of fiscal 2000 as compared to the same period in the prior year. The average balance of securities and other interest earning assets increased $102.8 million over the same period last year and results from the above mentioned secondary market activity and the Corporation's leveraging strategy which was supported by an increase in deposits of $37.5 million and increased borrowings of $155.9 million over the same period in the prior year. The resulting composition shift of the Association's assets had a positive effect on interest income although the yield on earning assets decreased 39 basis points to 7.13%. The average rate on interest-bearing liabilities decreased to 4.61% as compared to 4.89% in the same period last year. The lower rate on interest-bearing liabilities was as a result of the ability to reprice our deposit products lower in a low-rate interest rate environment partially offset by an increase in the cost of funds for borrowings. The average rate on borrowings increased to 5.25% as compared to 4.90% in the same period of last year. The net effect caused the interest rate spread for the current period to decrease to 2.51% from 2.63% in the same period last year.

Provision for Loan Losses

Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio.
See "Asset Quality".

Other Income

Other income was $1.4 million for the three months ended September 30, 1999, a decrease of $1.7 million from the three months ended September 30, 1998. Mortgage banking income for the three months ended September 30, 1999 increased $77,000 to $583,000 or 15.2% as compared to the same period in 1998 and included gain on sales of loans and trading securities of $377,000. Mortgage-backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At September 30, 1999, there were no securities held for trading.

The portfolio of loans serviced for others totaled $502.5 million at September 30, 1999 with a net average servicing rate of approximately 15.0 basis points as compared to $553.7 million at September 30, 1998 with a net average servicing rate of approximately 7.6 basis points. The increase in net servicing rate is primarily attributable to the change in impairment adjustments recorded as a result of changes in prepayment speeds from year to year. Amortization of capitalized mortgage servicing rights for the three months ended September 30, 1999 was $146,000 compared to $148,000 in the prior year and is recognized as a reduction of gross servicing fee income. The combination of these volume and rate changes caused net loan servicing fees for the first quarter of fiscal 2000 to increase to $191,000 from $105,000 as compared to the same period for fiscal 1999.

Gain on the sale of available for sale securities totaled $0 at September 30, 1999 as compared to $789,000 at September 30, 1998. During 1998, FannieMae (FNMA) introduced a program which provided for the securitization of high loan-to-value seven year balloon loans. Management, recognizing the default risk associated with this loan type, securitized $58.0 million of portfolio loans qualifying under the FNMA program. Furthermore, in consideration of the interest rate risk associated with this asset, $40.6 million of these securities were sold resulting in the aforementioned gain for the three months ended September 30, 1998.

Fees and service charges for the three months ended September 30, 1999 increased $171,000 or 21.3% to $974,000 as compared to $803,000 in the same period in 1998. The increase in fees and service charges is primarily a result of growth in loan and deposit volume. Loan volume was higher due to increased originations of $118.4 million for the first quarter of 2000 as compared to the same period in the prior year. The increase in deposit account servicing fees is related to increased volume of electronic transactions initiated by deposit customers including inter-account sweeps, ATM transactions and VISA debit card utilization. In addition, increased commercial checking account relationships initiated through Business Banking activities and related fee structure associated with such accounts contributed to the increase in fees and service charges.

The Corporation is a partner in various joint ventures and partnerships. For the first three months of fiscal 2000, a loss from these investments totaled $806,000 as compared to income of $573,000 for the same period in fiscal 1999. For the first quarter of fiscal 2000, losses of $374,000 on the venture capital partnership resulted from the decreased market value of underlying portfolio investments compared to gains of $566,000 in the same period of fiscal 1999. In connection with certain partnership investments and as permitted by EITF 94-1, investors who renovate, operate and lease qualified low income housing and historic properties may utilize the effective yield method to recognize tax credits as they are allocated and amortize the investment to provide a constant yield. During the three months ended September 30, 1999, historic and low-income housing tax credits and tax benefits which totaled $623,000 offset the amortization of a limited partnership investment and other limited partnerships losses which totaled $456,000. There was no income or loss related to limited partnerships for the same period in 1998. For additional details of Income Taxes, refer to Note E of the Notes to Consolidated Financial Statements.

Other operating income was $564,000 in the first three months of fiscal 2000 as compared to $322,000 in the first three months of fiscal 1999. As products and services become more fully integrated within the retail branch system, related income derived from discount brokerage and insurance units resulted in an increase in other operating income. Other effects on other operating income were income on corporate-owned life insurance policies related to a supplemental executive retirement plan.

Other Expenses

Other expenses of $7.4 million increased $604,000 or 8.9% for the three months ended September 30, 1999 as compared to the same period in 1998.

Salaries and employee benefits for the three months ended September 30, 1999 increased $210,000 or 6.2% over the same period in 1998 and is attributable to a combination of the following factors: annual adjustments through the salary administration program, increased staffing within the Retail Banking Group in connection with new branches, increased commissions related to affiliate brokerage and insurance units and expenses related to a supplemental executive retirement plan. The number of full time equivalent personnel at September 30, 1999 was 403 compared to 395 at September 30, 1998. Data processing increased $92,000 or 31.2% in fiscal 2000 compared to fiscal 1999 due to costs related to technology purchases to enhance efficiency. Advertising cost increased $172,000 or 81.5% for the three months ended September 30, 1999 as compared to the same period in 1998, and is primarily attributable to ongoing efforts to enhance customer and product awareness through various media campaigns. Other expenses for the three months ended September 30, 1999 increased $129,000 or 8.3% compared to the same period in 1998, as a result of increased cost of services and the effects of increased loan and deposit volume.

Provision for Income Taxes

The provision for income taxes of $304,000 for the three months ended September 30, 1999 represents an effective tax rate of 11.6% as compared to 37.1% for the same period last year. For additional details of Income Taxes, refer to Note E of the Notes to Consolidated Financial Statements and Results of Operations - Other Income discussion.

Other Matters

Impact of Year 2000

We are less than three months from the turn of the century. This milestone has generated widespread concern over its potential impact on business continuity. Historically, most computer programs were written using two digits rather than four to designate the applicable year. As a result, it is anticipated that computer systems may recognize a date using "00" as the year 1900 rather than the year 2000. This situation along with certain other date issues is commonly referred to as the "Year 2000 Issue." Such situations could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Year 2000 Issue is recognized by the Corporation as a significant business issue and is receiving intense management focus. The majority of the Corporation's transaction processing is provided by a third party processor. A Year 2000 project team has been organized and a comprehensive action plan designed to achieve Year 2000 readiness. The project is addressing not only computer and technology areas but all areas of our business. Many non-computer systems include embedded technology and may be affected by the Year 2000 Issue if not appropriately addressed. The action plan has five key project phases: awareness, assessment, remediation, validation, and implementation addressing systems for both the Corporation and its third party processor. The five phases of the project are substantially complete and we have completed the interface/integration testing between all key vendors and systems. This timeline provides an opportunity to resolve any issues that may arise prior to the turn of the century.

As part of the Year 2000 action plan, the Corporation has initiated formal communications with all of its significant vendors and large customers to determine the extent to which its systems will need to be modified or replaced or are vulnerable to those third parties' failure to remediate their own Year 2000 issues. While the Corporation has taken and will continue to take appropriate actions to mitigate the risk of adverse consequences associated with the failure of a third party to address these issues, there can be no guarantee that the systems of third parties will be timely converted and will not have an adverse effect on York Financial. As a precaution the Corporation has developed a comprehensive Year 2000 contingency plan and has tested the plan for accuracy and consistency between all mission critical applications and systems. The testing of the plan was completed by September 30, 1999 as mandated by all of the regulatory agencies.

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

          Annual meeting of Stockholders of York Financial Corp.
          was held October 21, 1999. Business transacted at the meeting was as outlined in the Notice of Annual Meeting and Proxy Statement dated September 21, 1999.


ITEM  5.  OTHER INFORMATION
          None


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K

          The company filed Form 8-K on August 12, 1999 relating to the announcement of a stock repurchase program for up to 478,000 outstanding shares of common stock.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


York Financial Corp.
(Registrant)


Date November 15, 1999

/s/ Robert W. Pullo
Robert W. Pullo, President - Chief Executive Officer

Date November 15, 1999

/s/ James H. Moss
James H. Moss, Senior Vice President -
Chief Financial Officer/Treasurer