Form 10-Q
period 1999-12-31
YORK FINANCIAL CORP
filed 2000-02-14
CIK 777876

1

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF
REGULATION S-T.



FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended December 31, 1999
Commission File No. 0-14995


YORK FINANCIAL CORP
(Exact name of Registrant as specified in its charter)

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

Common stock, par value $1.00 per share 10,047,897 shares outstanding as of December 31, 1999.


YORK FINANCIAL CORP.

INDEX


                                                       Page
                                                       Number
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets
          December 31, 1999 and June 30, 1999 (unaudited)   3

          Consolidated statements of income,
          three months and six months ended
          December 31, 1999 and 1998 (unaudited)            4

          Consolidated statements of cash flows,
          six months ended December 31, 1999
          and 1998 (unaudited)                              5

          Notes to consolidated financial statements        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
     11

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                 24

Item 2.   Changes in Securities                             24

Item 3.   Defaults upon Senior Securities                   24

Item 4.   Submission of Matters to a Vote of
          Security Holders                                  24

Item 5.   Other Information                                 24

Item 6.   Exhibits and Reports on Form 8-K                  24

SIGNATURES                                                  25




YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                 December 31   June 30
                                    1999         1999
ASSETS                         (In thousands, unaudited)

Cash and due from banks:
  Noninterest-earning               $28,139     $22,813
  Interest-earning                    4,413       8,958
                                     32,552      31,771

Loans held for sale, net              3,672      30,631
Securities available for sale       346,048     295,691
Securities held to maturity (fair
 value at December 31, 1999
 - $22,245 and
  June 30, 1999 - $22,635)           22,650      22,618
Loans receivable, net             1,160,002     909,193
Real estate, net                      6,901       8,633
Premises and equipment, net          21,249      20,842
Federal Home Loan Bank stock, at     20,850       7,976
cost
Accrued interest receivable          10,137       8,581
Other assets                         20,063      20,952
Investments in joint ventures         6,531       7,738
Total Assets                      $1,650,655 $1,364,626

LIABILITIES AND STOCKHOLDERS'
EQUITY

Liabilities:
Deposits                          $1,103,344 $1,115,253
Federal Home Loan Bank advances
  and other borrowings              418,551     113,962
Advances from borrowers for taxes
  and insurance                       3,376       4,281
Other liabilities                    16,264      20,720
Total Liabilities                 1,541,535   1,254,216

Stockholders' Equity:
Preferred Stock: 10,000,000
  shares authorized and unissued          -           -
Common Stock, $1.00 par value:
Authorized 20,000,000 shares;
issued
  December 31, 1999 - 10,047,897
  shares;  June 30, 1999 -
  9,565,467 shares                   10,048       9,565
Additional capital                   96,518      90,417
Retained earnings                    10,368      15,028
Accumulated other comprehensive     (7,152)     (3,938)
income
Unearned ESOP shares                  (662)       (662)
Total Stockholders' Equity          109,120     110,410
Total Liabilities and
  Stockholders' Equity            $1,650,655 $1,364,626

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

              Three Months Ended   Six Months Ended
                 December 31         December 31
                 1999      1998     1999     1998

 (Dollars in thousands, except per share data, unaudited)

Interest income:
Interest and
  fees on loans $20,874    $17,428    $39,276    $35,329
Interest on
  securities
  held for
  trading             9        188         73        318
Interest on
  securities
  available
  for sale        5,616      1,243     10,525      3,098
Interest and
  dividends on
  securities
  held to
  maturity          712        224      1,273        438
Other interest
  income            108      2,234        196      4,018
Total interest
  income         27,319     21,317     51,343     43,201

Interest expense:
Interest on
  deposits       12,733     12,674     25,034     25,565
Interest on
  borrowings      4,963        368      7,399        718
Total interest
  expense        17,696     13,042     32,433     26,283
Net interest
  income          9,623      8,275     18,910     16,918
Provision for
  loan losses       550        992      1,150      1,857
Net interest
  income after
  provision for
  loan losses     9,073      7,283     17,760     15,061
Other income:
Mortgage banking    238        855        821      1,361
 Gain on sale of
  securities
  available for
  sale              105          5        105        794
Gain on sales of
  real estate        55         45         94        135
Fees and service
  charges         1,216      1,022      2,190      1,825
Income (loss)
  from joint
  ventures and
  partnerships    (320)       (42)      (859)        531
Other operating
  income            359        275        923        597
Total other
  income          1,653      2,160      3,274      5,243

Other expenses:
Salaries and
  employee
  benefits        3,783      3,321      7,396      6,724
Occupancy           956        898      1,922      1,815
Federal deposit
  insurance         166        156        330        319
Real estate         135        146        338        398
Data processing     392        315        779        610
Advertising         475        364        858        575
Other             1,636      1,706      3,328      3,269
Total other
  expenses        7,543      6,906     14,951     13,710
Income before
  income taxes    3,183      2,537      6,083      6,594
Provision for
  income taxes      890        915      1,461      2,419
Net income       $2,293     $1,622     $4,622     $4,175

Per share data:
Net income        $0.23      $0.16      $0.46      $0.42
Net income -
  assuming
  dilution        $0.23      $0.16      $0.45      $0.40
Cash dividends
  paid            $0.12      $0.12      $0.25      $0.24
Weighted average
  shares      9,967,388 10,075,880  9,970,868  9,987,476

Weighted average
  shares -
  assuming
  dilution   10,187,591 10,463,193 10,212,691 10,446,778

YORK FINANCIAL CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    Six Months Ended
                                       December 31
                                     1999      1998
                                (In thousands, unaudited)

OPERATING ACTIVITIES
Net income                          $4,622    $4,175
Adjustments to reconcile net
 income to net cash provided by
  operating activities:
Amortization and accretion
  on securities, net                 (115)      (22)
Provision for loan losses            1,150     1,857
Provision for real estate losses        50        85
Depreciation and amortization        1,143       970
Loans originated for sale          (3,086)  (82,817)
Proceeds from sales of
  trading securities                30,127    76,493
Realized gains on trading
securities                           (391)   (1,190)
Realized gains on sales of
  securities available for sale      (105)     (794)
Increase in other assets             (476)   (7,793)
Decrease in other liabilities      (2,592)   (2,728)
Other increase (decrease)            1,181     (940)
Net cash provided by (used in)
  operating activities              31,508  (12,704)

INVESTING ACTIVITIES
Proceeds from sales of
securities available for sale          105    50,582
Purchases of securities
  available for sale              (62,765)  (53,535)
Proceeds from maturities of
 securities held to maturity             -     2,000
Purchases of FHLB stock           (12,874)         -
Principal repayments on
 securities                          7,651    11,977
Net increase in short-term
 investments                             -  (14,944)
Loans originated or acquired,
 net of change in deferred
 loan fees                       (414,109) (141,780)
Principal collected on loans       160,794   149,764
Purchases of real estate             (193)     (192)
Proceeds from sales of real
estate                               2,678     3,644
Purchases of premises, equipment,
  and tenant improvements, net     (1,299)   (2,039)
Other                                (563)       192
Net cash provided by (used in)
  investing activities           (320,575)     5,669

FINANCING ACTIVITIES
Net increase (decrease) in
  noninterest-bearing demand
  deposits, interest-bearing
  transaction accounts
  and savings accounts            (16,582)    46,066
Net increase (decrease) in
  certificates of deposit            4,673  (10,765)
Net increase in FHLB advances
  and other borrowings             304,589        97
Issuance of common stock :
  Dividend reinvestment plan         1,094     1,144
  Stock option plans                   238     1,056
Cash dividends paid                (2,482)   (2,375)
Cash paid in lieu of fractional
shares                                (16)      (18)
Retirement of stock                (1,666)         -
Net cash provided by
  financing activities             289,848    35,205
Increase in cash and cash
equivalents                            781    28,170
Cash and cash equivalents at
  beginning of period               31,771   144,547
Cash  and cash equivalents
  at end of period                 $32,552  $172,717

YORK FINANCIAL CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

December 31, 1999


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

Although the interim amounts are unaudited, they do reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the interim periods. Operating results for the six month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended June 30, 1999.

Cash Flow Information: For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During the six months ended December 31, 1999 and 1998, the Association exchanged loans for mortgage-backed securities in the amounts of $30.0 million and $140.4 million, respectively. During the six months ended December 31, 1999 and 1998, the Association transferred unpaid loan balances from loans to real estate acquired due to foreclosures of $1.9 million and $2.5 million, respectively. During the six months ended December 31, 1999 and 1998, there was a noncash capital distribution from an investment in joint venture of $0 and $2,205,000, respectively.

Reclassifications: Certain reclassifications have been made to the fiscal 1999 consolidated financial statements to conform with the fiscal 2000 presentation. Additionally, during the second quarter of fiscal 2000, a change in classification was made related to accounting for a partnership investment.



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

The following table sets forth the computation of basic and diluted earnings per share:


                 Three Months Ended    Six Months Ended
                    December 31          December 31
                  1999       1998       1999       1998

Numerator:
Net Income        $2,293    $1,622     $4,622     $4,175

Numerator for
  basic and
  diluted
  earnings
  per share       $2,293    $1,622     $4,622     $4,175

Denominator:
Denominator
  for basic
  earnings
  per share-
  weighted-
  average
  shares       9,967,388 10,075,880  9,970,868  9,987,476
shares

Effect of
  dilutive
  securities:
Employee Stock
  Options        220,203   387,313    241,823    459,302

Denominator for
  diluted
  earnings
  per share-
  adjusted
  weighted-
  average
  shares
  and assumed
  conversion  10,187,591 10,463,193 10,212,691 10,446,778

Basic
earnings
  per share        $0.23     $0.16      $0.46      $0.42

Diluted
earnings
  per share        $0.23     $0.16      $0.45      $0.40


Note C - Federal Home Loan Bank (FHLB) Advances and other borrowings

Borrowings consist of the following:

                                    December 31  June 30
                                       1999        1999
                                       (In Thousands)

FHLB advances payable to FHLB
  Pittsburgh, secured by all
  FHLB stock and certain first
  mortgage loans:

Short-term advances:
Due August 27, 1999,  5.12%                $-  $70,000
Due July 1, 1999,  5.57%                    -   14,400
Due January 1, 2000, 4.05%             22,600        -
Due January 7, 2000,  3.27%           200,000        -
                                      222,600   84,400
Convertible select advances:
Due 2002, conversion option date
 1999, 5.46%                                -   25,000
Due 2004, conversion option date
 2001, 5.75%                           25,000        -
Due 2006, conversion option date
 2000, 5.32%                           25,000        -
Due 2009, conversion option date
 2000, 5.09%                          100,000        -
Due 2009, conversion option date
 2002, 5.75%                           25,000        -

Other advances:
Due 2008,  2.00%                          278      285
Due 2024,  4.25%                          718      727
                                      398,596  110,412
Other borrowings:
Due 2000, libor plus 2.00%             15,000        -
Due 2004,  0.90%                           31        -
Advance to ESOP
 Due 2004, prime plus .75%                662      662

Repurchase agreements:
Due July 1, 1999, 3.60%                     -    2,888
Due January 1, 2000, 3.78%              4,262        -
                                     $418,551 $113,962


Maturities of FHLB advances and other borrowings are as follows:
2000-$367,031,000; 2001-$25,170,000; 2002-$25,171,000; 2003-
$172,000; 2004-$173,000; thereafter-$834,000. The FHLB has the option of converting the fixed rate convertible select advances to a LIBOR adjustable rate advance quarterly after the conversion date. Upon conversion, management has the right to exercise a return option to the FHLB with no prepayment penalty. Accordingly, amounts are included in maturities based on the next conversion date.

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

During the second quarter of fiscal 2000, the Corporation obtained a demand line of credit with a commercial bank in the amount of $15.0 million at LIBOR plus 2.00%, with a review of the commitment on a semi-annual basis.

Note D -- Comprehensive Income

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that are displayed with the same prominence as other financial statements, and also provides for footnote disclosure of total comprehensive income in interim financial statements. Total comprehensive income for the three months ended December 31, 1999 and 1998 was $0.8 million. Year to date total comprehensive income was $1.4 million for 1999 compared to $3.5 million for 1998. Comprehensive income was lower for the six months ended December 31, 1999 as compared to the same period in 1998 due to increased unrealized holding losses on securities.

Note E - Income Taxes

Income tax expense for the Corporation is different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:


                          Percentage of Income
                           Before Income Taxes
                          Six Months      Fiscal Year
                            Ended           Ended
                           December 31     June 30
                             1999            1999

Income tax expense at
federal statutory rate          35.0 %      35.0 %
Tax-exempt income              (0.6)       (0.3)
State income taxes, net
 of federal benefit            (1.7)        1.0
Federal tax credits            (8.2)       (1.3)
Other                          (0.5)       (0.2)
Effective tax rate              24.0 %      34.2 %





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

York Financial is a unitary savings and loan holding company incorporated in Pennsylvania in September 1985 and in August 1986 became the sole stockholder of York Federal Savings and Loan Association ("York Federal" or Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At December 31, 1999, the Corporation had consolidated assets of $1.7 billion, total deposits of $1.1 billion and stockholders' equity of $109.1 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans and investment securities. York Federal conducts its business through twenty-five offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage correspondent relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia, although loans are originated in 11 states within the Mid-Atlantic region. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

The Corporation's net income is highly dependent on the interest rate spread between the average rate earned on loans and securities and the average rate paid on deposits and borrowings as well as the amount of the respective assets and liabilities outstanding. Other operating income is an important supplement to York Federal's interest income and is primarily the result of mortgage banking activities including gains on sales of mortgage-backed securities and related value attributed to mortgage servicing rights created from loan originations and service fee income derived from the portfolio of loans serviced for others. Other operating income also includes gains and losses on sales of securities available for sale, gains and losses on sales of real estate, equity in earnings (losses) of limited partnership interests, and fees and service charges assessed on loan and deposit transactions.

Interest Rate Sensitivity Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Corporation's market risk arises principally from interest rate risk within York Federal. In an effort to maintain control over such risks, management of York Federal focuses its attention on managing the interest rate sensitivity of assets and liabilities and controlling the volume of lending, securities, deposit and borrowing activities. By managing the ratio of interest sensitive assets to interest sensitive liabilities repricing in the same periods, the Association seeks to control the adverse effect of interest rate fluctuations. The Corporation's assets and liabilities are not directly exposed to foreign currency or commodity price risk. At December 31, 1999 and June 30, 1999, the Corporation had no off-balance sheet derivative financial instruments.

Management utilizes an Asset/Liability Committee (ALCO), which meets at least once a month, to review the Association's interest sensitivity position on an ongoing basis and prepare strategies regarding the acquisition and allocation of funds to maximize earnings and maintain the interest rate sensitivity position at acceptable levels. The Association originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed rate loan originations. Additionally, investment securities categorized as available for sale were acquired for portfolio. The funding sources for these portfolio loans and securities are deposits and borrowings with various maturities. In addition to normal portfolio management activities, strategies evaluated on an ongoing basis to manage interest rate risk levels include additional equity infusion to York Federal, asset sales and extension of maturities of borrowings.

The ALCO monitors the Association's interest rate risk position utilizing simulation analysis. Net interest income fluctuations and the net portfolio value ratio are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Such rate scenarios include immediate rate shocks adjusting rates in +/- 100 basis point (bp) increments resulting in projected changes to net interest income over the next 12 months and projected net portfolio value ratios as indicated in the following table.

An analysis of hypothetical changes in interest rates as of December 31, 1999 compared to June 30, 1999 is as follows:

                   December 31,1999       June 30, 1999
                 Percentage         Percentage
                 change in          change in
                    Net      Net       Net       Net
Basis Point       interest portfolio interest  portfolio
Change in          income    value    income     value
interest rates      (1)     ratio (2)   (2)     ratio (2)

      300         (36.00%)   2.54%   (14.00%)    4.70%
      200         (22.00%)   4.11%    (9.00%)    5.75%
      100         (11.00%)   5.62%    (4.00%)    6.69%
       0            0.00%    7.00%     0.00%     7.49%
     (100)          8.00%    9.00%     4.00%     8.15%
     (200)         11.00%    8.97%     6.00%     8.41%

     (1)  The percentage change in this column represents an increase
        (decrease) in net interest income for 12 months in a stable interest rate environment versus net interest income for 12 months in the various rate scenarios.

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

Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cashflows. The risk profile of the Association has increased as indicated in the preceding table. This increase is due to the continuation of portfolio lending and investment leverage strategies which were funded with convertible advances and overnight borrowings resulting in inherently more interest rate risk than previous periods combined with an increase in market interest rates. Assumptions and estimates used in simulation analysis are inherently subjective and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to the Association's Board of Directors on a quarterly basis. Management has determined that the level of interest rate risk is within established limits at December 31, 1999.

Asset Quality

Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio. The Association's Business Banking Group offers financial products and services to small and mid-sized businesses in the Association's branch market area. The nature of these products and services and the financial characteristics of the target client group may have the effect of increasing the Association's credit risk exposure. The Association has employed management expertise and has adopted credit management policies to control the credit risk exposure inherent in this activity.

The Association's policy is to maintain the allowance for loan losses at a level believed adequate by management to absorb losses in the existing loan portfolio. The allowance for loan loss is an estimate. These estimates are reviewed periodically and, any adjustments necessary, are recognized in operations in the period adjustments become known. Management's determination of the adequacy of the allowance is performed by an internal loan review committee and is based on known and inherent risk characteristics in the portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and such other relevant factors which in management's judgment deserve recognition. The allowance for loan losses related to impaired loans was determined in accordance with SFAS No. 114, as amended by SFAS No. 118. Actual losses or recoveries are charged or credited directly to the allowance.

An analysis of the allowance for loan losses, for the periods indicated is as follows:

                                  Six Months  Fiscal Year
                                    Ended        Ended
                                  December 31   June 30
                                     1999         1999
                                   (Dollars in thousands)

Total allowance for loan losses
  at beginning of period            $10,803     $8,810
Loans charged-off:
Real estate - mortgage:
Residential                             681      1,581
Commercial                                -         16
Consumer                                190        397
Total charged-offs                      871      1,994

Recoveries:
Real estate - mortgage:
Residential                              79        325
Commercial                                4         24
Consumer                                 15          6
Total recoveries                         98        355
Net loans charged-off                   773      1,639
Provision for loan losses             1,150      3,632
Total allowance for loan losses
  at end of period                  $11,180    $10,803
Percentage of net charge-offs to
  average loans outstanding
  during the period                    0.07%      0.18%
Percentage of allowance for loan
  losses to adjusted total loans       0.95%      1.17%


The allowance for loan losses totaled $11.2 million or 0.95% of adjusted total loans of $1.2 billion at December 31, 1999 compared to $10.8 million or 1.17% of adjusted total loans of $920.0 million at June 30, 1999. Management believes the allowance for loan loss is adequate relative to its assessment of existing risk characteristics within the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to future problem loans, increased risk due to a change in mix within the portfolio as well as changes in economic conditions.

An analysis of nonperforming assets is summarized as follows:

                                December 31  June 30
                                     1999     1999
                                   (Dollars in thousands)

Loans accounted for on a
  nonaccrual basis:
Real Estate-mortgage:
Residential                            $754    $870
Consumer                                  -      49
Total nonaccrual loans                  754     919
Accruing loans which are
contractually
  past due 90 days or more:
Real estate-mortgage:
Residential                           7,182   8,311
Consumer                                800     823
Total of 90 days past due loans       7,982   9,134
Total of nonaccrual and 90 days
  past due loans                     $8,736 $10,053
As a percent of total loans           0.75%   1.07%

Real estate owned:
Real estate acquired through
  foreclosure or repossession
  by loan type:
Real estate:
Residential                          $3,646  $4,571
Commercial                              479   1,055
Land                                  1,085   1,319
Allowance for real estate losses        11)    (45)
Total real estate owned              $5,199  $6,900
  As a percent of total assets        0.31%   0.51%
Total nonperforming assets          $13,935 $16,953
  As a percent of total assets        0.84%   1.24%


The Association's nonaccrual policy generally covers loans which are 90 or more days past due, dependent upon type of loan and related collateral. All commercial loans are placed on nonaccrual status when the collectibility of interest is uncertain based on specific circumstances evaluated on a loan by loan basis or when interest is more than 90 days past due. In the case of residential real estate and consumer loans, the Association implemented the Uniform Retail Credit Classification Policy effective June 30, 1999 and follows this policy for placing loans on nonaccrual status.

Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining an allowance for real estate losses (such allowance is separate from and in addition to the allowance for loan losses). For the six months ended December 31, 1999, net charge-offs were $84,000 and additions to the allowance totaled $50,000 resulting in a decrease in the allowance to $11,000 at December 31, 1999. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.

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

Deposits represent the Association's primary source of funds. The Association does not rely on brokered deposits as a source of funds. During the six months ended December 31, 1999, the Association's deposits decreased $11.9 million. To supplement deposit-gathering efforts, York Federal borrows from the FHLB of Pittsburgh.

At December 31, 1999, York Federal had $399.0 million in FHLB advances outstanding at a weighted average interest rate of 4.21%, an increase of $288.2 million for the first six months of fiscal 2000. The Association was required to purchase additional FHLB stock due to increased borrowings. Other borrowings also increased for the first six months of fiscal 2000 to $20.0 million from $3.6 million for the same period in the prior year. For additional details of FHLB advances and other borrowings, refer to Note C of the Notes to Consolidated Financial Statements.

Amortization and prepayments of loans and proceeds from loan and securities sales represent a source of funds to York Federal.
These sources amounted to $198.1 million for the first six months of fiscal 2000.

Generally, the principal use of funds is the origination of mortgage and other loans. Early in the first six months of fiscal 2000, leverage strategies to effectively utilize available capital were completed. These strategies resulted in expansion of the investment portfolio through the purchase of available for sale securities and increase in loan balances. The carrying value of securities available for sale increased $50.7 million for the first six months of fiscal 2000 from $295.7 million at June 30, 1999 to $346.0 million at December 31, 1999. Additionally, FHLB stock increased $12.9 million during the first six months of fiscal 2000 as a result of our increased borrowings.

Loan demand resulted in total originations of $419.6 million for the period ended December 31, 1999. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity, expanded mortgage correspondent relationships and Business Banking relationship managers. The volume of originations was favorably impacted by the Association's pricing strategies and a relatively low-rate interest rate environment. A significant component of loan origination volume was intermediate term mortgage products, for example, 5/1 CMT adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter). During the six months ended December 31, 1999, the loan portfolio increased $250.8 million to $1.2 billion at December 31, 1999.

Under current regulations, York Federal is required to maintain liquid assets at 4.0% or more of its net withdrawable deposits plus short-term borrowings. For the quarter ended December 31, 1999, the Association's liquidity level was 8.6%.

Capital

The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at December 31, 1999, totaled $109.1 million compared to $110.4 million at June 30, 1999, a decrease of $1.3 million or 1.2%. This decrease was primarily a result of the impact of unrealized losses on "available for sale" securities, retirement of shares related to a stock repurchase program and cash dividends paid, partially offset by a combination of factors including current earnings and issuance of shares in connection with various benefit and dividend reinvestment plans.

An additional stock repurchase program to replace the previous expired stock repurchase program was announced in August 1999. The Board of Directors authorized the repurchase of 478,000 shares of common stock on the open market. Under the repurchase plan, share purchases may be made from time to time depending on market and business conditions for the following six month period. During the six months ending December 31, 1999, 118,293 shares were repurchased and retired under the stock repurchase programs.

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

At December 31, 1999, York Federal's tangible and core capital both equaled 7.2% ($118.9 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%/5.0%, respectively. York Federal's total assets do not include any goodwill. York Federal's core capital to risk-weighted assets equaled 12.1% ($118.9 million) at December 31, 1999, which exceeds the required level of 6.0%. Finally, York Federal's risk-based capital ratio equaled 13.2% ($129.1 million) at December 31, 1999 which exceeds the required level of 8.0% by $50.7 million, and exceeds the required level to be deemed well capitalized of 10.0% by $31.1 million.

Transactions with Affiliates

Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At December 31, 1999 such transactions are within these regulatory limits.

Results of Operations

Six months ended December 31, 1999 compared to December 31, 1998

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

Net interest income for the six months ended December 31, 1999 was $18.9 million compared to $16.9 million for the same period last year, which represents an 11.8% increase. The increase in net interest income was primarily due to an increase in average balances in loan and securities portfolios which more than offset the lower earning asset yield and the lower cost of funds rate. The margin on interest-earning assets decreased to 2.66% from 2.92% for the six months ended December 31, 1999 and 1998, respectively.

During the six months ended December 31, 1999, York Federal originated $419.6 million of loans including loans refinanced from the Association's loan portfolio. The result of these originations, when combined with mortgage securitizations and sales totaling $30.0 million and loan repayment activity, was a 17.5% increase in average loans outstanding during the first six months of fiscal 2000 as compared to the same period in the prior year. The average balance of securities and other interest earning assets increased $111.0 million over the same period last year and results from the above mentioned secondary market activity and the Corporation's leveraging strategy which was supported by an increase in deposits of $32.2 million and increased borrowings of $245.1 million over the same period in the prior year. The resulting composition shift of the Association's assets had a positive effect on interest income although the yield on earning assets decreased 23 basis points to 7.15%. The average rate on interest-bearing liabilities decreased to 4.74% as compared to 4.82% in the same period last year. The lower rate on interest-bearing liabilities was as a result of the ability to reprice our deposit products lower in a low-rate interest rate environment partially offset by an increase in the cost of funds for borrowings. The average rate paid on borrowings increased to 5.38% as compared to 5.01% in the same period of last year. The net effect caused the interest rate spread for the current period to decrease to 2.41% from 2.56% in the same period last year.

Provision for Loan Losses

Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio.
See "Asset Quality".

Other Income

Other income was $2.7 million for the six months ended December
31, 1999, a decrease of $2.5 million from the six months ended
December 31, 1998.

The following table provides the components of mortgage banking income:

                                      Six Months Ended
                                        December 31
                                      1999      1998

 (Dollars in thousands, unaudited)

Gain on sales of loans and
  trading securities                $391,000 $1,190,000
Unrealized gain on loans and
  trading securities                       -    54,000
Loan servicing fee income,
  net of amortization                415,000   117,000
Gain on sale of mortgage
  servicing rights                    15,000         -

                                    $821,000 $1,361,000

Mortgage banking income for the six months ended December 31, 1999 decreased $540,000 to $821,000 or 39.7% as compared to the same period in 1998. Included in mortgage banking income are gain on sales of loans and unrealized gain on trading securities of $391,000 for the six months ended December 31, 1999 compared to $1,244,000 for the same period in 1998. Mortgage-backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At December 31, 1999, there were no securities held for trading.

The portfolio of loans serviced for others totaled $490.9 million at December 31, 1999 with a net average servicing rate of approximately 16.5 basis points as compared to $552.0 million at December 31, 1998 with a net average servicing rate of approximately 8.8 basis points. The increase in net servicing rate is primarily attributable to the change in impairment adjustments recorded as a result of changes in prepayment speeds from year to year. Amortization of capitalized mortgage servicing rights for the six months ended December 31, 1999 was $285,000 compared to $350,000 in the prior year and is recognized as a reduction of gross servicing fee income. The combination of these volume and rate changes caused net loan servicing fees for the first six months of fiscal 2000 to increase to $415,000 from $117,000 recognized in the same period for fiscal 1999.

Gain on the sale of available for sale securities totaled $105,000 at December 31, 1999 as compared to $794,000 at December 31, 1998. During 1999, a FreddieMac (FHLMC) Preferred Stock pairoff resulted in a gain of $105,000. The pairoff was initiated by the broker and as a result of an inability to deliver the security. During 1998, FannieMae (FNMA) introduced a program which provided for the securitization of high loan-to-value seven year balloon loans. Management, recognizing the default risk associated with this loan type, securitized $58.0 million of portfolio loans qualifying under the FNMA program. Furthermore, in consideration of the interest rate risk associated with this asset, $40.6 million of these securities were sold resulting in the aforementioned gain for the six months ended December 31, 1998.

Fees and service charges for the six months ended December 31, 1999 increased $365,000 or 19.6% to $2,190,000 as compared to
$1,825,000 in the same period in 1998. The increase in fees and service charges is primarily a result of growth in loan and deposit volume. Loan volume was higher due to increased originations of $168.6 million for the first six months of fiscal 2000 as compared to the same period in the prior year. The increase in deposit account servicing fees is related to increased volume of electronic transactions initiated by deposit customers including inter-account sweeps, ATM transactions and VISA debit card utilization. In addition, increased commercial checking account relationships initiated through Business Banking activities and the related fee structure associated with such accounts contributed to the increase in fees and service charges.

The Corporation is a partner in various joint ventures and partnerships. For the first six months of fiscal 2000, the loss from these investments totaled $859,000 as compared to income of $531,000 for the same period in fiscal 1999. The variance related to joint ventures and partnerships is due primarily to the following factors: (1) For the first six months of fiscal 2000, losses of $602,000 on the venture capital partnership resulted from the decreased market value of underlying portfolio investments and operating losses compared to gains of $566,000 in the same period of fiscal 1999. (2) The Corporation is a limited partner in several partnerships for the purpose of acquiring, renovating, operating and leasing qualified low income housing and historic properties. During the six months ended December 31, 1999, losses related to these partnerships amounted to $280,000 compared to losses of $40,000 for the same period in the prior year.

Other operating income was $923,000 in the first six months of fiscal 2000 as compared to $597,000 in the first six months of fiscal 1999. As products and services become more fully integrated within the retail branch system, related income derived from discount brokerage and insurance units resulted in an increase in other operating income. Other effects on other operating income were income on corporate-owned life insurance policies related to a supplemental executive retirement plan.

Other Expenses

Other expenses of $15.0 million increased $1,241,000 or 9.1% for the six months ended December 31, 1999 as compared to the same period in 1998.

Salaries and employee benefits for the six months ended December 31, 1999 increased $672,000 or 10.0% over the same period in 1998 and is attributable to a combination of the following factors: annual adjustments through the salary administration program, increased commissions related to affiliate brokerage and insurance units and expenses related to a supplemental executive retirement plan. The number of full time equivalent personnel at December 31, 1999 was 405 compared to 406 at December 31, 1998. Data processing increased $169,000 or 27.7% in fiscal 2000 compared to fiscal 1999 due to costs related to technology purchases to enhance efficiency. Advertising cost increased $283,000 or 49.2% for the six months ended December 31, 1999 as compared to the same period in 1998, and is primarily attributable to ongoing efforts to enhance customer and product awareness through various media campaigns. Other expenses for the six months ended December 31, 1999 increased $59,000 or 1.8% compared to the same period in 1998, as a result of increased cost of services and the effects of increased loan and deposit volume.

Provision for Income Taxes

The provision for income taxes of $1,461,000 for the six months ended December 31, 1999 represents an effective tax rate of 24.0% as compared to 36.7% for the same period last year. For additional details of Income Taxes, refer to Note E of the Notes to Consolidated Financial Statements.

Other Matters

Impact of Year 2000

We passed the turn of the century without any internal or third party problems but will continue to monitor as we pass certain first events of the new year. This milestone had generated widespread concern over its potential impact on business continuity. Historically, most computer programs were written using two digits rather than four to designate the applicable year. As a result, there had been anticipation whether computer systems would recognize a date using "00" as the year 1900 rather than the year 2000. This situation along with certain other date issues has been referred to as the "Year 2000 Issue." These situations could have caused a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Year 2000 Issue was recognized by the Corporation as a significant business issue and received intense management focus. The majority of the Corporation's transaction processing is provided by a third party processor. A Year 2000 project team was organized and a comprehensive action plan designed to achieve Year 2000 readiness. The project addressed not only computer and technology areas but all areas of our business. There were concerns that non-computer systems, which include embedded technology could have been effected by the Year 2000 Issue if not appropriately addressed. The action plan had five key project phases: awareness, assessment, remediation, validation, and implementation addressing systems for both the Corporation and its third party processor. The five phases of the project and the interface/integration testing between all key vendors and systems were completed prior to December 31, 1999.

As part of the Year 2000 action plan, the Corporation initiated formal communications with all of its significant vendors and large customers to determine the extent to which its systems would need to be modified or replaced or were vulnerable to those third parties' failure to remediate their own Year 2000 issues. While the Corporation has taken and will continue to take appropriate actions to mitigate the risk of adverse consequences associated with the failure of a third party to address these issues, there can be no guarantee that the systems of third parties won't have an adverse effect on York Financial. As a precaution, the Corporation developed a comprehensive Year 2000 contingency plan and tested the plan for accuracy and consistency between all mission critical applications and systems. The testing of the plan was completed prior to September 30, 1999 as mandated by all of the regulatory agencies.

To assist customers in understanding Year 2000 issues and to inform them of the Corporation's actions for preparedness, brochures outlining our Year 2000 initiatives were distributed to all customers.

It has been difficult to isolate the incremental cost of the Year 2000 effort given that it impacts technical personnel already in place in operational areas across our business as well as possibly accelerating already planned technology investments. However, such costs and related investments have been estimated to total $320,000 and the timing of recognizing such costs has not been considered to be material to any one fiscal period.

In order to prepare for possible customer demands for the Year 2000, we had accumulated approximately $5.0 million in excess cash. After we passed the turn of the century, we reduced our excess cash to normal levels within the first few weeks the new year.

As the new year progresses, we will have our contingency plans in effect on a continual basis to ensure that the remaining milestones will not disrupt our normal day to day operations.

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


ITEM  5.  OTHER INFORMATION
          None


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K
          None



SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

York Financial Corp.
(Registrant)


Date February 11, 2000

/s/ Robert W. Pullo
Robert W. Pullo, President - Chief Executive Officer

Date February 11, 2000

/s/ James H. Moss
James H. Moss, Senior Vice President -
Chief Financial Officer/Treasurer