Form 10-Q
period 2000-03-31
YORK FINANCIAL CORP
filed 2000-05-12
CIK 777876

26

THIS PAPER DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 901(d) OF
REGULATION S-T.



FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000
Commission File No. 0-14995


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

Common stock, par value $1.00 per share 10,107,267 shares outstanding as of March 31, 2000.



YORK FINANCIAL CORP.

INDEX


                                                       Page
                                                       Number
Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated balance sheets
          March 31, 2000 (unaudited) and June 30, 1999      3




          Consolidated statements of income,
          three months and nine months ended
          March 31, 2000 and 1999 (unaudited)               4


          Consolidated statements of cash flows,
          nine months ended March 31, 2000
          and 1999 (unaudited)                              5

          Notes to consolidated financial statements        6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     12


Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                 26

Item 2.   Changes in Securities                             26

Item 3.   Defaults upon Senior Securities                   26

Item 4.   Submission of Matters to a Vote of
          Security Holders                                  26

Item 5.   Other Information                                 26

Item 6.   Exhibits and Reports on Form 8-K                  26

SIGNATURES                                                  27





YORK FINANCIAL CORP. AND
SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                   March 31  June 30
                                     2000      1999
ASSETS                                (Unaudited)                             )
                                     (In thousands)

Cash and due from banks:
  Noninterest-earning               $24,433    $22,813
  Interest-earning                   10,829      8,958
                                     35,262     31,771

Loans held for sale, net              1,461     30,631
Securities available for sale       351,509    295,691
Securities held to maturity
  (fair value at
  March 31, 2000 - $22,231
  and June 30, 1999 - $22,635)       22,665     22,618
Loans receivable, net             1,127,976    909,193
Real estate, net                      5,795      8,633
Premises and equipment, net          21,464     20,842
Federal Home Loan Bank stock, at     21,290      7,976
cost
Accrued interest receivable          11,218      8,581
Other assets                         21,855     20,952
Investments in joint ventures         9,795      7,738
Total Assets                      $1,630,290 $1,364,626

LIABILITIES AND STOCKHOLDERS'
EQUITY

Liabilities:
Deposits                         $1,153,293 $1,115,253
Federal Home Loan Bank loans and
  other borrowings                  348,005    113,962
Advances from borrowers for taxes
  and insurance                       4,021      4,281
Other liabilities                    15,033     20,720
Total Liabilities                 1,520,352  1,254,216

Stockholders' Equity:
Preferred Stock: 10,000,000
  shares authorized and unissued          -          -
Common Stock, $1.00 par value:
Authorized 20,000,000 shares;
issued
  March 31, 2000 - 10,107,267
shares;
  June 30, 1999 - 9,565,467          10,107      9,565
shares
Additional capital                   97,105     90,417
Retained earnings                    11,389     15,028
Accumulated other comprehensive     (8,133)    (3,938)
income
Unearned ESOP shares                  (530)      (662)
Total Stockholders' Equity          109,938    110,410
Total Liabilities and
  Stockholders' Equity            $1,630,290 $1,364,626



YORK FINANCIAL CORP. AND
SUBSIDIARIES CONSOLIDATED
STATEMENTS OF INCOME
                      Three                 Nine
                      Months               Months
                      Ended                Ended
                     March 31             March 31
                  2000      1999       2000      1999
      (Dollars in thousands,except per share data,unaudited)

Interest
income:
Interest and
  fees on
  loans          $21,732    $17,139   $61,008    $52,468
Interest on
  securities
  held for
  trading              5        157        78        475
Interest and
  dividends on
  securities
  available
  for sale         6,039      1,655    16,564      4,753
Interest and
  dividends on
  securities
  held to
  maturity           771        397     2,044        835
Other interest
  income             109      1,801       305      5,819
Total interest
  income          28,656     21,149    79,999     64,350
Interest
  expense:
Interest on
  deposits        13,272     12,224    38,306     37,789
Interest on
  borrowings       5,872        369    13,271      1,087
Total interest
  expense         19,144     12,593    51,577     38,876
Net interest
  income           9,512      8,556    28,422     25,474
Provision for
  loan losses        400        915     1,550      2,772
Net interest
  income after
  provision
  for loan
  losses           9,112      7,641    26,872     22,702
Other income:
Mortgage
  banking            230        654     1,051      2,015
Gain on
  sale of
  securities
  available
  for sale            20          -       125        794
Gain on sales
  of real
  estate              10         56       104        191
Fees and
  service
  charges          1,115        807     3,305      2,632
(Loss) income
  from joint
  ventures and
  partnerships     (184)       (48)   (1,043)        483
Other
  operating
  income             640        480     1,563      1,077
Total other
  income           1,831      1,949     5,105      7,192
Other
expenses:
Salaries and
  employee
  benefits         4,235      3,565    11,631     10,290
Occupancy          1,024        952     2,946      2,767
Federal
  deposit
  insurance           59        165       389        484
Real estate          281        274       619        672
Data                 455        311     1,234        921
  processing
Advertising          387        195     1,245        770
Other              1,883      1,423     5,211      4,691
Total other
  expenses         8,324      6,885    23,275     20,595
Income before
  income taxes     2,619      2,705     8,702      9,299
Provision for
  income taxes       293        782     1,754      3,201
Net income        $2,326     $1,923    $6,948     $6,098

Per share
data:
Net income         $0.23      $0.19     $0.70      $0.61
Net income -
  assuming
  dilution         $0.23      $0.18     $0.68      $0.58
Cash dividends
  paid             $0.13      $0.12     $0.38      $0.36
Weighted
  average
  shares       10,007,061 10,169,307 9,982,897 10,047,202
Weighted
  average
  shares -
  assuming
  dilution     10,161,308 10,458,958 10,197,648 10,451,464


YORK FINANCIAL CORP. AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH
FLOWS
                                     Nine Months
                                        Ended
                                       March 31
                                    2000      1999
                               (In thousands, unaudited)
OPERATING ACTIVITIES
Net income                          $6,948    $6,098
Adjustments to reconcile net
  income to net cash
  provided by
  operating activities:
Amortization and accretion on
  securities, net                    (162)      (37)
Provision for loan losses            1,550     2,772
Provision for real estate losses       250       200
Depreciation and amortization        1,706     1,516
Loans originated for sale          (2,792) (142,013)
Proceeds from sales of
  trading securities                30,563   132,802
Realized gains on trading
  securities                         (399)   (1,713)
Realized gains on sales of
  securities available for sale      (125)     (794)
Decrease in other assets           (2,313)   (9,097)
Decrease in other liabilities      (3,305)   (1,509)
Other increase (decrease)              909     (967)
Net cash provided by (used in)
  operating activities              32,830  (12,742)

INVESTING ACTIVITIES
Proceeds from sales of
  securities
  available for sale                82,743    61,582
Purchases of securities
  available for sale              (72,765)  (88,415)
  for sale
Purchases of securities held
  to maturity                            -  (14,371)
Proceeds from maturities of
  securities held to maturity            -     2,000
Purchases of FHLB stock           (13,313)         -
Principal repayments on
  securities                        10,791    17,019
Net increase in short-term
investments                              -        77
Loans originated or acquired,
  net of change in
  deferred loan fees             (542,945) (209,169)
Principal collected on loans       237,876   214,588
Proceeds from sales of loans           717         -
Purchases of real estate             (236)     (330)
Proceeds from sales of real
  estate                             4,081     4,741
Purchases of premises,
  equipment, and
  tenant improvements, net         (1,983)   (2,855)
Other                              (2,959)     1,658
Net cash used in investing
  activities                     (297,993)  (13,475)

FINANCING ACTIVITIES
Net increase in noninterest-
  bearing demand
  deposits, interest-
  bearing transaction
  accounts and savings
  accounts                           2,775    64,153
Net increase (decrease) in
  certificates of deposit           35,264   (5,526)
Net increase (decrease) in FHLB
  loans and other borrowings       234,043      (42)
Issuance of common stock :
Dividend reinvestment plan           1,671     1,716
Stock option plans                     238     1,454
Cash dividends paid                (3,788)   (3,643)
Cash paid in lieu of fractional
shares                                (16)      (18)
Stock repurchased                  (1,666)   (1,001)
Release of ESOP shares                 133       133
Net cash provided by
  financing activities             268,654    57,226
Increase in cash and cash
  equivalents                        3,491    31,009
Cash and cash equivalents at
  beginning of period               31,771   144,547
Cash  and cash equivalents
  at end of period                 $35,262  $175,556




YORK FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2000


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

Although the interim amounts are unaudited, they do reflect all adjustments (consisting of normal recurring accruals) that, in the opinion of management, are considered necessary for a fair presentation of the results of operations for the interim periods. Operating results for the nine month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended June 30, 1999.

Cash Flow Information: For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During the nine months ended March 31, 2000 and 1999, the Association exchanged loans for mortgage-backed securities in the amounts of $114.2 million and $198.2 million, respectively. During the nine months ended March 31, 2000 and 1999, the Association transferred unpaid loan balances from loans to real estate acquired due to foreclosures of $2.4 million and $4.0 million, respectively. During the nine months ended March 31, 2000 and 1999, there was a noncash capital distribution from an investment in joint venture of $0 and $2,205,000, respectively.

Reclassifications: Certain reclassifications have been made to the fiscal 1999 consolidated financial statements to conform with the fiscal 2000 presentation.

Note B - Definitive Agreement and Plan of Reorganization

On March 28, 2000, York Financial Corp. and Harris Financial,
Inc. jointly announced that they would enter into a definitive agreement and plan of reorganization pursuant to which York
Financial Corp. and Harris Financial, Inc. would merge.


Note B - Definitive Agreement and Plan of Reorganization - continued

To accomplish the merger, the Board of Trustees of Harris Financial, MHC, has adopted a plan of conversion pursuant to which it will convert from a mutual to a capital stock form of organization. Approximately 76% of Harris Financial's outstanding shares of common stock are owned by its mutual holding company, Harris Financial, MHC. The plan provides that Harris Financial will conduct an offering of common stock to certain Harris Savings Bank depositors.

The number and price of shares to be issued in the conversion offering will be based on an independent appraisal. Under the terms of the agreement, the merger consideration will be based, in part, on the independent appraisal. The primary pricing provisions of the agreement include that if the independent appraisal of the common stock issued in the conversion is between $289.5 million and $341.5 million, each York Financial share will be exchanged for $17.25 of Harris Financial common stock based on the price at which Harris Financial's shares are sold in the conversion offering.

The merger is contemplated to be accounted for under the "pooling of interests" method for business combinations. However, the agreement provides that the parties may mutually elect to employ the "purchase" method of accounting for the merger. In a "purchase", between 15% and 30% of the merger consideration may be paid in cash. The merger is intended to be a tax-free exchange for York Financial stockholders, except to the extent that cash is received as consideration.

Harris Savings Bank is a community bank that operates 37 branches in five counties of south-central Pennsylvania and Washington County, Maryland. As of December 31, 1999, Harris Financial had assets of $2.7 billion, deposits of $1.4 billion and equity of $169.3 million. York Federal Savings and Loan Association is a community savings association that operates 25 full-service offices in four counties in south central Pennsylvania and Harford County, Maryland. As of March 31, 2000, York Financial had assets of $1.6 billion, deposits of $1.2 billion and equity of $109.9 million.

As a result of the conversion and merger, York Federal Savings and Loan will be merged with Harris Savings Bank. The resulting company will be wholly owned by Harris Financial. Currently, Harris Savings is ranked fourth and York Federal is ranked sixth in deposit market share, in the five county south central region of Pennsylvania including Dauphin, York, Cumberland, Lancaster and Lebanon. With 13.3% of deposits after the combination, Harris will rank second in market share in the five county south central region. It will also have six branches holding $164 million in deposits in two Maryland counties. Pro forma for the merger and the expected second-step conversion indicate Harris Financial will have assets of approximately $4.5 billion, deposits of $2.5 billion and equity of $480.0 million.

The merger is subject to the approval of York Financial's stockholders and the conversion is subject to the approval of Harris Savings' depositors and Harris Financial's minority stockholders. The transactions are also subject to the approval of federal and state bank regulatory authorities, as well as customary conditions. The conversion and merger are expected to be completed in the fourth quarter of 2000. The agreement provides for breakup fees and grants Harris Financial an option to acquire 19.9% of York Financial's common stock if the agreement is terminated under certain circumstances.

Note C -- Per Share Data

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

The following table sets forth the computation of basic and diluted earnings per share:

                      Three                Nine
                      Months              Months
                      Ended                Ended
                     March 31             March 31
                  2000      1999       2000      1999
             (Dollars in thousands, Except Per Share Data)
Numerator:
Net Income        $2,326     $1,923    $6,948     $6,098

Numerator for
  basic and
  diluted
  earnings
  per share       $2,326     $1,923    $6,948     $6,098

Denominator:
Denominator
  for
  basic
  earnings
  per share-
  weighted-
  average
  shares       10,007,061 10,169,307 9,982,897 10,047,202

Effect of
  dilutive
  securities:
Employee Stock
  Options        154,247    289,651   214,751    404,262

Denominator
  for
  diluted
  earnings
  per share-
  adjusted
  weighted-
  average
  shares and
  assumed
  conversion   10,161,308 10,458,958 10,197,648 10,451,464

Basic earnings
  per share        $0.23      $0.19     $0.70      $0.61

Diluted
  earnings
  per share        $0.23      $0.18     $0.68      $0.58



Note D - Federal Home Loan Bank (FHLB) Loans and other borrowings

Borrowings consist of the following:

                                    March 31  June 30
                                      2000      1999
                                     (In thousands)
FHLB loans payable to FHLB
  Pittsburgh, secured by all
  FHLB stock and certain first
  mortgage loans:

Short-term loans:
Due August 27, 1999,  5.12%                $-  $70,000
Due July 1, 1999,  5.57%                    -   14,400
Due April 1, 2000, 6.61%              227,800        -
                                      227,800   84,400
Convertible select loans:
Due 2002, conversion option date
1999, 5.46%                                 -   25,000
Due 2004, conversion option date
2001, 5.75%                            25,000        -
Due 2006, conversion option date
2000, 5.32%                            25,000        -
Due 2008, conversion option date
2003
  ($25,000,000 face amount bearing
  4.69% stated rate less
  unamortized discount based on
  imputed interest rate of
  6.50%; March 31, 2000, $1,439)       23,561        -
Due 2009, conversion option date
2002, 5.75%                            25,000        -

Other loans:
Due 2008,  2.00%                          275      285
Due 2024,  4.25%                          713      727
                                      327,349  110,412
Other borrowings:
Due 2000, libor plus 2.00%             15,000        -
Due 2004,  0.90%                           29        -
Advance to ESOP
  Due 2004, prime plus .75%               530      662

Repurchase agreements:
Due July 1, 1999, 3.60%                     -    2,888
Due April 1, 2000, 5.15%                5,097        -
                                     $348,005 $113,962


As of March 31, maturities of FHLB loans and other borrowings are as follows: 2001-$272,690,000; 2002-$24,769,000; 2003-
$24,742,000; 2004-$24,938,000; 2005-$39,000; thereafter-$827,000.
The FHLB has the option of converting the fixed rate convertible select loans to a LIBOR adjustable rate loan quarterly after the conversion date. Upon conversion, management has the right to exercise a return option to the FHLB with no prepayment penalty. Accordingly, amounts are included in maturities based on the next conversion date.

The FHLB of Pittsburgh has an established credit policy, which permits the Association to borrow amounts up to twenty times the amount of the Association's holding of FHLB stock at negotiated interest rates. The Association may increase its borrowing over amounts currently available by purchasing additional FHLB stock.

During 1994, the Corporation on behalf of the Employee Stock Ownership Plan arranged for a loan in the amount of $1,325,000 payable in equal annual installments of $132,500 plus interest at prime plus .75% for a period of 10 years. The final maturity will be March 31, 2004. The proceeds were used to acquire shares of the Corporation's stock for the benefit of the corporate sponsored employee stock ownership plan.

During the second quarter of fiscal 2000, the Corporation obtained a demand line of credit with a commercial bank in the amount of $15.0 million at LIBOR plus 2.00%, with a review of the commitment on a semi-annual basis.

Note E -- Comprehensive Income

SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements that are displayed with the same prominence as other financial statements, and also provides for footnote disclosure of total comprehensive income in interim financial statements. Total comprehensive income for the three months ended March 31, 2000 and 1999 was $1.3 and $1.4 million, respectively. Year to date total comprehensive income was $2.8 million for 2000 compared to $4.9 million for 1999. Comprehensive income was lower for the nine months ended March 31, 2000 as compared to the same period in 1999 due to increased unrealized holding losses on securities available for sale.

Note F - Income Taxes

Income tax expense for the Corporation is different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

                           Percentage of Income
                            Before Income Taxes
                             Nine      Fiscal
                            Months      Year
                            Ended       Ended
                           March 31    June 30
                             2000       1999
Income tax expense at
  federal statutory rate        35.0 %      35.0 %
Tax-exempt income              (0.6)      (0.3)
State income taxes,
  net of federal benefit       (1.6)        1.0
Federal tax credits           (12.0)      (1.3)
Other                          (0.7)      (0.2)
Effective tax rate              20.1 %      34.2 %


Note G -- Recently Issued Accounting Guidance

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

York Financial is a unitary savings and loan holding company incorporated in Pennsylvania in September 1985 and in August 1986 became the sole stockholder of York Federal Savings and Loan Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At March 31, 2000, the Corporation had consolidated assets of $1.6 billion, total deposits of $1.2 billion and stockholders' equity of $109.9 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans and investment securities. York Federal conducts its business through twenty-five offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage correspondent relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia, although loans are originated in 11 states within the Mid-Atlantic region. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

The Corporation's net income is highly dependent on the interest rate spread between the average rate earned on loans and securities and the average rate paid on deposits and borrowings as well as the amount of the respective assets and liabilities outstanding. Other operating income is an important supplement to York Federal's interest income and includes mortgage banking activities with gains on sales of mortgage-backed securities and related value attributed to mortgage servicing rights created from loan originations and service fee income derived from the portfolio of loans serviced for others. Other operating income also includes gains and losses on sales of securities available for sale, gains and losses on sales of real estate, equity in earnings (losses) of limited partnership interests, and fees and service charges assessed on loan and deposit transactions.

Interest Rate Sensitivity Management

Market risk is the risk of loss from adverse changes in market prices and rates. The Corporation's market risk arises principally from interest rate risk within York Federal. In an effort to maintain control over such risks, management of York Federal focuses its attention on managing the interest rate sensitivity of assets and liabilities and controlling the volume of lending, securities, deposit and borrowing activities. By managing the ratio of interest sensitive assets to interest sensitive liabilities repricing in the same periods, the Association seeks to control the adverse effect of interest rate fluctuations. The Corporation's assets and liabilities are not directly exposed to foreign currency or commodity price risk. At March 31, 2000 and June 30, 1999, the Corporation had no off-balance sheet derivative financial instruments.

Management utilizes an Asset/Liability Committee (ALCO), which meets at least once a month, to review the Association's interest sensitivity position on an ongoing basis and prepare strategies regarding the acquisition and allocation of funds to maximize earnings and maintain the interest rate sensitivity position at acceptable levels. The Association originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed rate loan originations. Additionally, investment securities categorized as available for sale have been acquired for portfolio. The funding sources for these portfolio loans and securities are deposits and borrowings with various maturities. In addition to normal portfolio management activities, strategies are evaluated on an ongoing basis, and implemented as necessary to manage interest rate risk levels, including asset sales, equity infusions to York Federal and extension of maturities of borrowings. As part of our risk management, we utilized all of these strategies with the sale of intermediate term loans totaling $82.6 million, equity infusions to York Federal from cash available at York Financial and proceeds from a commercial bank borrowing totaling $18 million and through extensions of maturities on certain borrowings, refer to Note D of the Consolidated Financial Statements.

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

An analysis of hypothetical changes in interest rates as of March
31, 2000 compared to June 30, 1999 is as follows:

                March 31, 2000        June 30, 1999
             Percentage           Percentage
 Basis point change in     Net     change in     Net
  Change in    Net      portfolio     Net     portfolio
  interest   interest    value      interest   value
   rates    income (1)  ratio (2)  income (1) ratio (2)


    300       (29.00%)     4.46%    (14.00%)    4.70%
    200       (18.00%)     5.70%     (9.00%)    5.75%
    100        (9.00%)     6.89%     (4.00%)    6.69%
     0          0.00%      7.98%      0.00%     7.49%
   (100)        5.00%      8.96%      4.00%     8.15%
   (200)        8.00%      8.94%      6.00%     8.41%

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


Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cashflows. The risk profile of the Association has increased as indicated in the preceding table. The increase in net interest income variability in various rate shock scenarios is due to the continuation of portfolio lending and investment leverage strategies which were funded with convertible borrowings and overnight borrowings resulting in inherently more interest rate risk than previous periods, combined with an increase in market interest rates. Net portfolio value had less variability due to strategies evaluated and implemented to manage risks over the long term. Assumptions and estimates used in simulation analysis are inherently subjective and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to the Association's Board of Directors on a quarterly basis. Management has determined that the level of interest rate risk is within established limits at March 31, 2000.

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

An analysis of the allowance for loan losses, for the periods indicated is as follows:

                                     Nine     Fiscal
                                    Months     Year
                                    Ended     Ended
                                   March 31  June 30
                                     2000      1999
                                 (Dollars in thousands)

Total allowance for loan losses
  at beginning of period            $10,803     $8,810
Loans charged-off:
Real estate - mortgage:
Residential                             853      1,581
Commercial                                -         16
Consumer                                400        397
Total charged-offs                    1,253      1,994

Recoveries:
Real estate - mortgage:
Residential                             129        325
Commercial                                6         24
Consumer                                 16          6
Total recoveries                        151        355
Net loans charged-off                 1,102      1,639
Provision for loan losses             1,550      3,632
Total allowance for loan losses
  at end of period                  $11,251    $10,803
Percentage of net charge-offs to
  average loans outstanding
  during the period                   0.10%      0.18%
Percentage of allowance for loan
  losses to adjusted total loans      0.99%      1.17%


The allowance for loan losses totaled $11.3 million or 0.99% of adjusted total loans of $1.1 billion at March 31, 2000 compared to $10.8 million or 1.17% of adjusted total loans of $920.0 million at June 30, 1999. Management believes the allowance for loan loss is adequate relative to its assessment of existing risk characteristics within the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to future problem loans, increased risk due to a change in mix within the portfolio as well as changes in economic conditions.


An analysis of nonperforming assets is summarized as follows:

                                    March 31  June 30
                                      2000      1999
                                  (Dollars in thousands)
Loans accounted for on a
  nonaccrual basis:
Real Estate-mortgage:
Residential                             $502       $870
Consumer                                   -         49
Total nonaccrual loans                   502        919
Accruing loans which are
contractually
  past due 90 days or more:
Real estate-mortgage:
Residential                            6,615      8,311
Consumer                                 834        823
Total of 90 days past due loans        7,449      9,134
Total of nonaccrual and 90 days
  past due loans                      $7,951    $10,053
As a percent of total loans            0.70%      1.07%

Real estate owned:
Real estate acquired through
  foreclosure or repossession by
  loan type:
Real estate:
Residential                           $2,689     $4,571
Commercial                               401      1,055
Land                                   1,064      1,319
Allowance for real estate losses        (55)       (45)
Total real estate owned               $4,099     $6,900
  As a percent of total assets         0.25%      0.51%
Total nonperforming assets           $12,050    $16,953
  As a percent of total assets         0.74%      1.24%


The Association's nonaccrual policy generally covers loans, which are 90 or more days past due, dependent upon type of loan and related collateral. All commercial loans are placed on nonaccrual status when the collectibility of interest is uncertain based on specific circumstances evaluated on a loan by loan basis or when interest is more than 90 days past due. In the case of residential real estate and consumer loans, the Association implemented the Uniform Retail Credit Classification Policy effective June 30, 1999 and follows this policy for placing loans on nonaccrual status.

Management recognizes the risk of potential reduction in value of real estate owned during the holding period and provides for such risk by maintaining an allowance for real estate losses (such allowance is separate from and in addition to the allowance for loan losses). For the nine months ended March 31, 2000, net charge-offs were $240,000 and additions to the allowance totaled $250,000 resulting in an increase in the allowance to $55,000 at March 31, 2000. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb potential losses within the real estate portfolio.

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

Liquidity needs can be met by either reducing assets or increasing liabilities. Sources of asset liquidity include short term investments, securities available for sale, maturing and repaying loans and monthly cash flows from mortgage-backed securities. The loan portfolio provides an additional source of liquidity due to York Federal's participation in the secondary mortgage market. Liquidity needs can be met by attracting deposits and utilizing borrowing arrangements with the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia for short and long term loans as well as other short-term borrowings.

Deposits represent the Association's primary source of funds. The Association does not rely on brokered deposits as a source of funds. During the nine months ended March 31, 2000, the Association's deposits increased $38.0 million. To supplement deposit-gathering efforts, York Federal borrows from the FHLB of Pittsburgh.

At March 31, 2000, York Federal had $327.3 million in FHLB loans outstanding at a weighted average interest rate of 6.36%, an increase of $216.9 million for the first nine months of fiscal 2000. The Association was required to purchase additional FHLB stock due to increased borrowings. Other borrowings also increased for the first nine months of fiscal 2000 to $20.7 million from $3.6 million for the same period in the prior year. For additional details of FHLB loans and other borrowings, refer to Note D of the Notes to Consolidated Financial Statements.

Amortization and prepayments of loans and proceeds from loan and securities sales represent a substantial source of funds to York Federal. These sources amounted to $361.4 million for the first nine months of fiscal 2000. Such amount includes a loan sale to manage the Association's risk position.

Generally, the principal use of funds is the origination of mortgage and other loans. In addition, leverage strategies to effectively utilize available capital were completed early in the first nine months of fiscal 2000. These strategies resulted in expansion of the investment portfolio through the purchase of available for sale securities as well as an increase in loan balances. The carrying value of securities available for sale increased $55.8 million for the first nine months of fiscal 2000 from $295.7 million at June 30, 1999 to $351.5 million at March 31, 2000. Additionally, FHLB stock increased $13.3 million during the first nine months of fiscal 2000 as a result of our increased borrowings.

Loan demand resulted in total originations of $548.3 million for the period ended March 31, 2000. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity, expanded mortgage correspondent relationships and Business Banking relationship managers. The volume of originations was favorably impacted by the Association's pricing strategies and a relatively low-rate interest rate environment in the earlier portion of the fiscal year. A significant component of loan origination volume was intermediate term mortgage products, primarily, 5/1 CMT adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter). During the nine months ended March 31, 2000, the loan portfolio increased $218.8 million to $1.1 billion at March 31, 2000.

Under current regulations, York Federal is required to maintain liquid assets at 4.0% or more of its net withdrawable deposits plus short-term borrowings. For the quarter ended March 31, 2000, the Association's liquidity level was 6.5%.

Capital

The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial Corp. Stockholders' equity at March 31, 2000, totaled $109.9 million compared to $110.4 million at June 30, 1999, a decrease of $0.5 million or 0.4%. This decrease was primarily a result of the impact of unrealized losses on "available for sale" securities, retirement of shares related to a stock repurchase program and cash dividends paid, partially offset by a combination of factors including current earnings and the issuance of shares in connection with various benefit and dividend reinvestment plans.

During August 1999, the Board of Directors authorized a second stock repurchase program for up to 478,000 shares of the Corporation's common stock. In February 2000, the second stock repurchase program expired. Under each repurchase plan, share purchases were made from time to time depending on market and business conditions. During the nine months ending March 31, 2000, 118,293 shares were repurchased and retired under the stock repurchase programs. To date, the Corporation has repurchased and retired 395,957 shares under its stock repurchase programs. At March 31, 2000, there were no open authorizations for additional share repurchases.

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

At March 31, 2000, York Federal's tangible and core capital both equaled 7.4% ($120.5 million), substantially in excess of the minimum regulatory requirements of 1.5% and 3.0%/5.0%, respectively. York Federal's total assets do not include any goodwill. York Federal's core capital to risk-weighted assets equaled 12.5% ($120.5 million) at March 31, 2000, which exceeds the required level of 6.0%. Finally, York Federal's risk-based capital ratio equaled 13.6% ($130.9 million) at March 31, 2000 which exceeds the required level of 8.0% by $53.7 million, and exceeds the required level to be deemed well capitalized of 10.0% by $34.4 million.

Transactions with Affiliates

Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At March 31, 2000 such transactions are within these regulatory limits.

Results of Operations

Nine months ended March 31, 2000 compared to March 31, 1999

Net Interest Income

York Financial's earnings are affected by the level of York Federal's net interest income, the difference between the income it receives on its loan portfolio and other investments, and its cost of funds, consisting primarily of interest paid on deposits and borrowings. Net interest income is affected by the average yield on interest-earning assets, the average rate paid on interest-bearing liabilities, and the ratio of interest-earning assets to

Net interest income for the nine months ended March 31, 2000 was $28.4 million compared to $25.5 million for the same period last year, which represents an 11.4% increase. The increase in net interest income was primarily due to an increase in average balances in loan and securities portfolios, which more than offset the lower earning asset yield and the higher cost of funds rate. The margin on interest-earning assets decreased to 2.55% from 2.88% for the nine months ended March 31, 2000 and 1999, respectively.

                     Nine Months Ended March 31
                    2000                     1999
          Average           Yield   Average           Yield
          Balance  Interest Rate    Balance  Interest Rate
                     (Dollars in thousands)
Interest-
 earning
 assets:
Loans
(1)(2)
(3)     $1,086,738 $61,008  7.49%  $894,211 $52,468 7.82%
Securi-
ties
held for
trading      1,482      77  7.08     10,071     475 6.29
Securi-
ties
avail-
able
for sale   353,579  16,545  6.22    101,461   4,753 6.25
Securi-
ties
held to
maturity    39,598   2,044  6.83     18,576     835 5.95
Other
interest-
earning
assets       7,357     305  5.43    154,209   5,819 4.96
Total
interest-
earning
assets   1,488,754  79,979  7.16  1,178,528  64,350 7.27
Non-
interest-
earning
assets      84,037                   72,921
Total   $1,572,791               $1,251,449
Interest-
bearing
liabili-
ties:
Deposits
NOW
accounts  $109,004   1,368  1.67   $105,022   1,601 2.03
Savings
accounts    48,251     907  2.50     59,587   1,120 2.50
Money
market
accounts   324,319  10,777  4.42    283,763   9,492 4.46
Certif-
icate
accounts   612,108  25,254  5.49    615,283  25,576 5.54
Borrow-
ings       318,709  13,271  5.54     28,811   1,087 5.03
Total
interest-
bearing
liabili-
ties:    1,412,391  51,577  4.86  1,092,466  38,876 4.74
Non-
interest-
bearing
deposits    25,088                   59,870
Non-
interest-
bearing
liabili-
ties:       26,562                   16,908
         1,464,041                1,169,244
Stock-
holders'
equity     108,750                  112,205
Total    $1,572,791                $1,281,449
Ratio of
interest-
earning
assets
to
interest-
bearing
liabili-
ties:      1.05x                    1.08x
Net
interest
income/
interest
rate
spread             $28,402  2.30%           $25,474 2.53%
Net
interest-
earning
assets/
margin
on
interest-
earning
assets     $76,363          2.55%   $86,062         2.88%


(1)  Average balances include loans on nonaccrual status.
(2)  Average balances include loans held for sale.
(3)  Interest includes amortization of loan fees.

During the nine months ended March 31, 2000, York Federal originated $548.3 million of loans including loans refinanced from the Association's loan portfolio. The result of these originations, when combined with mortgage securitizations and sales totaling $114.2 million and loan repayment activity, was a 21.5% increase in average loans outstanding during the first nine months of fiscal 2000 as compared to the same period in the prior year. The average balance of securities and other interest earning assets increased $117.7 million over the same period last year and results from the above mentioned secondary market activity and the Corporation's leveraging strategy which was supported by an increase in deposits of $30.0 million and increased borrowings of $289.9 million over the same period in the prior year. The resulting composition shift of the Association's assets had a positive effect on interest income although the yield on earning assets decreased 11 basis points to 7.16%. The average rate on interest-bearing liabilities increased to 4.86% as compared to 4.74% in the same period last year. The higher rate on interest-bearing liabilities was primarily a result of the increase in the cost of funds for borrowings. The average rate paid on borrowings increased to 5.54% as compared to 5.03% in the same period of last year. The net effect caused the interest rate spread for the current period to decrease to 2.30% from 2.53% in the same period last year.

The volume/rate analysis shown in the following table presents a comparative analysis of reported interest income and expense in relation to changes in specific asset and liability account balances (volume) and corresponding interest rates (rate). This analysis illustrates the net impact of previously discussed volume and rate changes on net interest income for the nine months ended March 31, 2000 compared to the same period ended March 31, 1999.


                          Nine Months Ended March 31
                            2000 compared to 1999
                          Increase (Decrease) Due to:
                           Volume   Rate     Net
                              (In thousands)
Interest income:
Loans                     $10,808 $(2,268)   $8,540
Securities held for
trading                     (405)        7    (398)
Securities available for
sale                       11,674      118   11,792
Securities held to
maturity                    1,056      153    1,209
Other interest-earning
assets                    (5,540)       26  (5,514)
Total                      17,593  (1,964)   15,629
Interest expense:
Deposits
NOW accounts                   50    (283)    (233)
Savings accounts            (212)      (1)    (213)
Money market accounts       1,356     (71)    1,285
Certificate accounts        (123)    (199)    (322)
Borrowings                 12,061      123   12,184
Total                      13,132    (431)   12,701
Net interest income        $4,461 $(1,533)   $2,928


Provision for Loan Losses

Management is aware of the risks inherent in lending and continually monitors risk characteristics of the loan portfolio.
See "Asset Quality".

Other Income

Other income was $5.1 million for the nine months ended March 31, 2000, a decrease of $2.1 million from the nine months ended March
31, 1999.

The following table provides the components of mortgage banking income:

                                   Nine Months Ended
                                       March 31
                                    2000      1999
                            (Dollars in thousands,unaudited)

Gain on sales of loans and
  trading securities                  $399     $1,713
Unrealized gain on loans and
  trading securities                     -         44
Loan servicing fee income,
  net of amortization                  637        257
Gain on sale of mortgage
  servicing rights                      15          1
                                    $1,051     $2,015

Mortgage banking income for the nine months ended March 31, 2000 decreased $964,000 to $1,051,000 or 47.8% as compared to the same period in 1999. Included in mortgage banking income are gain on sales of loans and unrealized gain on trading securities of $399,000 for the nine months ended March 31, 2000 compared to $1,757,000 for the same period in 1999. Due to a change in the rate environment, the primary loan type originated has been a portfolio loan type instead of mortgage banking loans. This reduced mortgage banking loan volume resulted in lower mortgage banking income. Mortgage-backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At March 31, 2000, there were no securities held for trading.

The portfolio of loans serviced for others totaled $561.3 million at March 31, 2000 with a net average servicing rate of approximately 16.8 basis points as compared to $568.3 million at March 31, 1999 with a net average servicing rate of approximately
6.3 basis points. The increase in net servicing rate is primarily attributable to the change in impairment adjustments recorded as a result of changes in prepayment speeds from year to year. Amortization of capitalized mortgage servicing rights for the nine months ended March 31, 2000 was $420,000 compared to $552,000 in the prior year and is recognized as a reduction of gross servicing fee income. The combination of these volume and rate changes caused net loan servicing fees for the first nine months of fiscal 2000 to increase to $637,000 from $257,000 recognized in the same period for fiscal 1999.

Gain on the sale of available for sale securities totaled $125,000 at March 31, 2000 as compared to $794,000 at March 31, 1999. During 2000, a FreddieMac (FHLMC) Preferred Stock pairoff resulted in a gain of $105,000. The pairoff was initiated by the broker and as a result of an inability to deliver the security. Additionally, during the quarter ended March 31, 2000, there was a $20,000 gain on the asset sale as part of interest rate management strategies. During fiscal 1999, FannieMae (FNMA) introduced a program, which provided for the securitization of high loan-to-value seven year balloon loans. Management, recognizing the default risk associated with this loan type, securitized $58.0 million of portfolio loans qualifying under the FNMA program. Furthermore, in consideration of the interest rate risk associated with this asset, $40.6 million of these securities were sold resulting in the aforementioned gain for the nine months ended March 31, 1999.

Fees and service charges for the nine months ended March 31, 2000 increased $673,000 or 25.6% to $3,305,000 as compared to $2,632,000 in the same period in 1999. The increase in fees and service charges is primarily a result of growth in loan and deposit volume. The increase in deposit account servicing fees is related to increased volume of electronic transactions initiated by deposit customers including inter-account sweeps, ATM transactions and VISA debit card utilization. In addition, increased commercial loan and checking account relationships initiated through Business Banking activities and the related fee structure associated with such accounts contributed to the increase in fees and service charges.

The Corporation is a partner in various joint ventures and partnerships. For the first nine months of fiscal 2000, the loss from these investments totaled $1,043,000 as compared to income of $483,000 for the same period in fiscal 1999. The variance related to joint ventures and partnerships is due primarily to the following factors: (1) For the first nine months of fiscal 2000, losses of $602,000 on a venture capital partnership resulted from the decreased market value of underlying portfolio investments and operating losses compared to gains of $566,000 in the same period of fiscal 1999; (2) The Corporation is a limited partner in several partnerships for the purpose of acquiring, renovating, operating and leasing qualified low-income housing and historic properties. During the nine months ended March 31, 2000, losses related to these partnerships amounted to $495,000 compared to losses of $88,000 for the same period in the prior year. Benefits attributed to these partnerships include low income housing and historic tax credits, refer to Note F of the Notes to Consolidated Financial Statements.

Other operating income was $1,563,000 in the first nine months of fiscal 2000 as compared to $1,077,000 in the first nine months of fiscal 1999. As products and services become more fully integrated within the retail branch system, related income derived from discount brokerage and insurance units resulted in an increase in other operating income. Other effects on other operating income were income on corporate-owned life insurance policies related to a supplemental executive retirement plan.

Other Expenses

Other expenses of $23.3 million increased $2,680,000 or 13.0% for the nine months ended March 31, 2000 as compared to the same period in 1999.

Salaries and employee benefits for the nine months ended March 31, 2000 increased $1,341,000 or 13.0% over the same period in 1999 and is attributable to a combination of the following factors: annual adjustments through the salary administration program, increased commissions related to affiliate brokerage and insurance units and expenses related to a supplemental executive retirement plan. The number of full time equivalent personnel at March 31, 2000 was 405 compared to 399 at March 31, 1999. Federal deposit insurance decreased $95,000 or 19.6% for the nine months ended March 31, 2000 as compared to the same period in 1999, and is due to the lower Financing Corporation (FICO) debt service assessment by the FDIC. Data processing increased $313,000 or 34.0% in fiscal 2000 compared to fiscal 1999 due to costs related to technology purchases to enhance efficiency. Advertising cost increased $475,000 or 61.7% for the nine months ended March 31, 2000 as compared to the same period in 1999, and is primarily attributable to ongoing efforts to enhance customer and product awareness through various media campaigns. Other expenses for the nine months ended March 31, 2000 increased $520,000 or 11.1% compared to the same period in 1999, as a result of increased cost of services and the effects of increased loan and deposit volume.


Provision for Income Taxes

The provision for income taxes of $1,754,000 for the nine months ended March 31, 2000 represents an effective tax rate of 20.1% as compared to 34.4% for the same period last year. For additional details of Income Taxes, refer to Note F of the Notes to Consolidated Financial Statements.

Other Matters

Impact of Year 2000

We passed the turn of the century without any internal or third party problems but will continue to monitor as we pass certain first events of the new year. Various first events have already been tested and reviewed as part of the Year 2000 action plan. We will have our contingency plans in effect on a continual basis in the unlikely event that a Year 2000 disruption occurs.

The incremental cost and related investments of the Year 2000 effort has been estimated to total $320,000. The timing and recognition of such costs has not been considered to be material to any one fiscal period. Additional costs in the current fiscal year related to Year 2000 are not expected.

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


PART II.  OTHER INFORMATION


ITEM  1.  LEGAL PROCEEDINGS
          None


ITEM  2.  CHANGES IN SECURITIES
          None


ITEM  3.  DEFAULTS UPON SENIOR SECURITIES
          None


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None


ITEM  5.  OTHER INFORMATION
          None


ITEM  6.  EXHIBITS AND REPORTS ON FORM 8-K
          The Company filed Form 8-K on April 10, 2000 regarding the March 28, 2000 announcement of a Definitive Agreement and Plan of Reorganization by and between York Financial Corp. and York Federal Savings and Loan Association and Harris Financial, MHC, Harris Financial, Inc., New Harris Financial, Inc. and Harris Savings Bank.


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


York Financial Corp.
(Registrant)


Date May 12, 2000

/s/ Robert W. Pullo
Robert W. Pullo, President - Chief Executive Officer

Date May 12, 2000

/s/ James H. Moss
James H. Moss, Senior Vice President -
Chief Financial Officer/Treasurer