Form 10-Q/A
period 2000-03-31
YORK FINANCIAL CORP
filed 2000-08-22
CIK 777876

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




YORK FINANCIAL CORP. AND
SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                   March 31  June 30
                                     2000      1999
ASSETS                                (Unaudited)
                                     (In thousands)

Cash and due from banks:
  Noninterest-earning               $24,433    $22,813
  Interest-earning                   10,829      8,958
                                     35,262     31,771

Loans held for sale, net              1,461     30,631
Securities available for sale       351,509    295,691
Securities held to maturity (fair
  value at March 31, 2000 -
  $22,231 and June 30, 1999 -
  $22,635)                           22,665     22,618
Loans receivable, net             1,127,976    909,193
Real estate, net                      5,795      8,633
Premises and equipment, net          21,464     20,842
Federal Home Loan Bank stock, at     21,290      7,976
cost
Accrued interest receivable          11,218      8,581
Other assets                         21,855     20,952
Investments in joint ventures         9,795      7,738
Total Assets                      $1,630,290 $1,364,626

LIABILITIES AND STOCKHOLDERS'
EQUITY

Liabilities:
Deposits                         $1,153,293 $1,115,253
Federal Home Loan Bank loans and
  other borrowings                  348,005    113,962
Advances from borrowers for taxes
  and insurance                       4,021      4,281
Other liabilities                    15,033     20,720
Total Liabilities                 1,520,352  1,254,216

Commitments and contingencies             -          -

Stockholders' Equity:
Preferred Stock: 10,000,000
  shares authorized and unissued          -          -
Common Stock, $1.00 par value:
  Authorized 20,000,000 shares;
  issued March 31, 2000 -
  10,107,267 shares;
  June 30, 1999 - 9,565,467
  shares                             10,107      9,565
Additional capital                   97,105     90,417
Retained earnings                    11,389     15,028
Accumulated other comprehensive
  income                            (8,133)    (3,938)
Unearned ESOP shares                  (530)      (662)
Total Stockholders' Equity          109,938    110,410
Total Liabilities and
  Stockholders' Equity            $1,630,290 $1,364,626



YORK FINANCIAL
CORP. AND
SUBSIDIARIES
CONSOLIDATED
STATEMENTS OF
INCOME
                      Three             Nine Months
                      Months               Months
                      Ended                Ended
                     March 31             March 31
                  2000      1999       2000      1999
      (Dollars in thousands, except per share data,unaudited)

Interest
income:
Interest and
  fees on loans  $21,732    $17,139   $61,008    $52,468
Interest on
  securities
  held for
  trading              5        157        78        475
Interest and
  dividends on
  securities
  available
  for sale         6,039      1,655    16,564      4,753
Interest and
  dividends on
  securities
  held to
  maturity           771        397     2,044        835
Other interest
  income             109      1,801       305      5,819
Total interest
  income          28,656     21,149    79,999     64,350
Interest
  expense:
Interest on
  deposits        13,272     12,224    38,306     37,789
Interest on
  borrowings       5,872        369    13,271      1,087
Total interest
  expense         19,144     12,593    51,577     38,876
Net interest
  income           9,512      8,556    28,422     25,474
Provision for
  loan losses        400        915     1,550      2,772
Net interest
  income after
  provision
  for loan
  losses           9,112      7,641    26,872     22,702
Other income:
Mortgage
  banking            230        654     1,051      2,015
Gain on sale
  of securities
  available
  for sale            20          -       125        794
Gain on sales
  of real
  estate              10         56       104        191
Fees and
  service
  charges          1,115        807     3,305      2,632
(Loss) income
  from joint
  ventures and
  partnerships     (184)       (48)   (1,043)        483
Other
  operating
  income             640        480     1,563      1,077
Total other
  income           1,831      1,949     5,105      7,192
Other
expenses:
Salaries and
  employee
  benefits         4,235      3,565    11,631     10,290
Occupancy          1,024        952     2,946      2,767
Federal
  deposit
  insurance           59        165       389        484
Real estate          281        274       619        672
Data                 455        311     1,234        921
  processing
Advertising          387        195     1,245        770
Other              1,883      1,423     5,211      4,691
Total other
  expenses         8,324      6,885    23,275     20,595
Income before
  income taxes     2,619      2,705     8,702      9,299
Provision for
  income taxes       293        782     1,754      3,201
Net income        $2,326     $1,923    $6,948     $6,098

Per share
data:
Net income         $0.23      $0.19     $0.70      $0.61
Net income -
  assuming
  dilution         $0.23      $0.18     $0.68      $0.58
Cash dividends
  paid             $0.13      $0.12     $0.38      $0.36
Weighted
  average
  shares      10,007,061 10,169,307 9,982,897 10,047,202
Weighted
  average
  shares -
  assuming
  dilution     10,161,308 10,458,958 10,197,648 10,451,464


YORK FINANCIAL CORP. AND
SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH
FLOWS
                                        Nine
                                        Months
                                        Ended
                                       March 31
                                    2000      1999
                              (In thousands, unaudited)
OPERATING ACTIVITIES
Net income                          $6,948    $6,098
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
Amortization and accretion on
  securities, net                    (162)       (37)
Provision for loan losses            1,550      2,772
Provision for real estate losses       250        200
Depreciation and amortization        1,706      1,516
Loans originated for sale          (2,792)  (142,013)
Proceeds from sales of
  trading securities                30,563    132,802
Realized gains on trading
  securities                         (399)    (1,713)
Realized gains on sales of
  securities available for sale      (125)      (794)
Decrease in other assets           (2,313)    (9,097)
Decrease in other liabilities      (3,305)    (1,509)
Other increase (decrease)              909      (967)
Net cash provided by (used in)
  operating activities              32,830   (12,742)

INVESTING ACTIVITIES
Proceeds from sales of
  securities
  available for sale                82,640    40,294
Proceeds from maturities of
  securities available for sale        103    21,288
Purchases of securities
  available for sale              (72,765)  (88,415)
Purchases of securities held
  to maturity                            -  (14,371)
Proceeds from maturities of
  securities held to maturity            -     2,000
Purchases of FHLB stock           (13,313)         -
Principal repayments on
  securities                        10,791    17,019
Net increase in short-term
investments                              -        77
Loans originated or acquired,
  net of change in deferred
  loan fees                       (542,945) (209,169)
Principal collected on loans        237,876   214,588
Proceeds from sales of loans            717        -
Purchases of real estate              (236)     (330)
Proceeds from sales of real
  estate                              4,081    4,741
Purchases of premises,
  equipment, and tenant
  improvements, net                 (1,983)  (2,855)
Other                               (2,959)    1,658
Net cash used in investing
  activities                      (297,993) (13,475)

FINANCING ACTIVITIES
Net increase in noninterest-
  bearing demand deposits,
  interest-bearing
  transaction accounts and
  savings accounts                   2,775    64,153
Net increase (decrease) in
  certificates of deposit           35,264   (5,526)
Net increase (decrease) in FHLB
loans and other borrowings         234,043      (42)
Issuance of common stock :
Dividend reinvestment plan           1,671     1,716
Stock option plans                     238     1,454
Cash dividends paid                (3,788)   (3,643)
Cash paid in lieu of fractional
  shares                              (16)      (18)
Stock repurchased                  (1,666)   (1,001)
Release of ESOP shares                 133       133
Net cash provided by
  financing activities             268,654    57,226
Increase in cash and cash
  equivalents                        3,491    31,009
Cash and cash equivalents at
  beginning of period               31,771   144,547
Cash  and cash equivalents
  at end of period                 $35,262  $175,556




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

As a result of the conversion and merger, York Federal Savings and Loan will be merged with Harris Savings Bank. The resulting company will be wholly owned by New Harris Financial. Currently, Harris Savings is ranked fourth and York Federal is ranked sixth in deposit market share, in the five county south central region of Pennsylvania including Dauphin, York, Cumberland, Lancaster and Lebanon. With 13.3% of deposits after the combination, Harris will rank second in market share in the five county south central region. It will also have six branches holding $164 million in deposits in two Maryland counties. Pro forma for the merger and the expected second-step conversion indicate Harris Financial will have assets of approximately $4.5 billion, deposits of $2.5 billion and equity of $480.0 million.

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



Note G -- Recently Issued Accounting Guidance

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The effective date of the Statement was deferred in June 1999 under SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This Statement is effective for financial statements issued for all quarters of all fiscal years beginning after June 15, 2000. The adoption of these Statements is not expected to have a material impact on the Corporation's consolidated financial statements.


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

Management utilizes an Asset/Liability Committee (ALCO), which meets at least once a month, to review the Association's interest sensitivity position on an ongoing basis and prepare strategies regarding the acquisition and allocation of funds to maximize earnings and maintain the interest rate sensitivity position at acceptable levels. The Association originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed rate loan originations. Additionally, investment securities categorized as available for sale have been acquired for portfolio. The funding sources for these portfolio loans and securities are deposits and borrowings with various maturities. In addition to normal portfolio management activities, strategies are evaluated on an ongoing basis, and implemented as necessary to manage interest rate risk levels, including asset sales, equity infusions to York Federal and extension of maturities of borrowings. As part of our risk management, we utilized all of these strategies with the sale of intermediate term loans totaling $82.6 million during the third quarter, equity infusion totaling $3.0 million to York Federal from cash available at York Financial Corp., equity infusion totaling $15.0 million from proceeds of a commercial bank borrowing by York Financial Corp. and through extensions of maturities on certain borrowings, refer to Note D of the Consolidated Financial Statements.

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

(1)The percentage change in this column represents an increase
   (decrease) in net interest income for 12 months in a stable interest rate environment versus net interest income for 12 months in the various rate scenarios.

(2)The net portfolio value ratio in this column represents net portfolio value of the Association in various rate scenarios, divided by the present value of expected net cash flows from existing assets in those same scenarios. Net portfolio value is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing liabilities, plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts.

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

The Association's policy is to maintain the allowance for loan losses at a level believed adequate by management to absorb losses in the existing loan portfolio. The allowance for loan loss is an estimate. These estimates are reviewed periodically and, any adjustments necessary, are recognized in operations in the period adjustments become known. Management's determination of the adequacy of the allowance is performed by an internal loan review committee and is based on known and inherent loss characteristics in the portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and such other relevant factors which in management's judgment deserve recognition. The allowance for loan losses related to impaired loans was determined in accordance with SFAS No. 114, as amended by SFAS No. 118. Actual losses or recoveries are charged or credited directly to the allowance.

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


The allowance for loan losses totaled $11.3 million or 0.99% of adjusted total loans of $1.1 billion at March 31, 2000 compared to $10.8 million or 1.17% of adjusted total loans of $920.0 million at June 30, 1999. Management believes the allowance for loan loss is adequate relative to its assessment of existing loss characteristics within the loan portfolio. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to future problem loans, increased risk of loss due to a change in mix within the portfolio as well as changes in economic conditions.


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


The Association's nonaccrual policy generally covers loans, which are 90 or more days past due, dependent upon type of loan and related collateral. All commercial loans are placed on nonaccrual status when the collectibility of interest is uncertain based on specific circumstances evaluated on a loan by loan basis or when interest is more than 90 days past due. In the case of residential real estate and consumer loans, the Association implemented the Uniform Retail Credit Classification Policy effective June 30, 1999 and follows this policy for placing loans on nonaccrual status. As noted in the previous table, loans contractually past due 90 days or more and real estate acquired through foreclosure have decreased as compared to the prior period. This is primarily due to the result of favorable economic conditions, ongoing, aggressive collection efforts to reduce delinquencies and the impact of sales of real estate owned.

Management recognizes the risk of reduction in value of real estate owned during the holding period and provides for such risk by maintaining an allowance for real estate losses (such allowance is separate from and in addition to the allowance for loan losses). For the nine months ended March 31, 2000, net charge-offs were $240,000 and additions to the allowance totaled $250,000 resulting in an increase in the allowance to $55,000 at March 31, 2000. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb inherent losses within the real estate portfolio.

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

At March 31, 2000, York Federal had $327.3 million in FHLB loans outstanding at a weighted average interest rate of 6.36%, an increase of $216.9 million for the first nine months of fiscal 2000. The Association was required to purchase additional FHLB stock totaling $13.3 million due to increased FHLB loans outstanding. Other borrowings also increased for the first nine months of fiscal 2000 to $20.7 million from $4.6 million for the same period in the prior year. For additional details of FHLB loans and other borrowings, refer to Note D of the Notes to Consolidated Financial Statements.

Amortization and prepayments of loans and proceeds from loan and securities sales represent a substantial source of funds to York Federal. These sources amounted to $362.2 million for the first nine months of fiscal 2000. Such amount includes a loan sale to manage the Association's risk position.

Generally, the principal use of funds is the origination of mortgage and other loans. In addition, leverage strategies to effectively utilize available capital were completed early in the first nine months of fiscal 2000. These strategies resulted in expansion of the investment portfolio through the purchase of available for sale securities as well as an increase in loan balances. Various types of securities were purchased during the nine months of fiscal 2000. The carrying value of securities available for sale increased $55.8 million for the first nine months of fiscal 2000 from $295.7 million at June 30, 1999 to $351.5 million at March 31, 2000.

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

OTS regulated thrifts must comply with various capital standards.
A reconciliation of York Federal's regulatory capital to capital using accounting principles generally accepted in the United
States (GAAP) as of March 31, 2000 follows:

                                               Risk-
                           Tangible  Core      based
                           capital  capital   capital

GAAP capital at York
  Financial                $109,938 $109,938 $109,938
Capital attributed to
  affiliates                  3,708    3,708    3,708

GAAP capital at York
  Federal                   113,646  113,646  113,646

Capital adjustments:
  Unrealized losses on
    securities available
    for sale, net of taxes    7,052    7,052    7,052
  Allowance for loan
    losses                        -        -   11,251
  Purchased mortgage
    servicing rights          (238)    (238)    (238)
  Investment in real
    estate                        -        -    (850)

Regulatory capital         $120,460 $120,460 $130,861



Tangible Capital. Generally, common stock plus retained earnings must equal at least 1.5% of adjusted total assets.

Tier 1 (Core) Capital to total assets. Tangible capital plus qualifying supervisory goodwill (arising from the purchase of a troubled savings association) and other qualifying intangible assets must equal at least 4.0% of adjusted total assets; 5.0% to be deemed well capitalized.

Risk-Based Capital. Risk-based capital must equal at least 8.0% of risk-weighted assets, as defined in the regulations; 10% to be deemed well capitalized. The tier 1 (core) capital component of risk-based capital, as defined above, must equal at least 6.0% of risk weighted assets to be deemed well capitalized.

At March 31, 2000, York Federal's tangible and core capital both equaled 7.4% ($120.5 million), substantially in excess of the minimum regulatory requirements of 1.5% and 4.0%/5.0%, respectively. York Federal's total assets do not include any goodwill. York Federal's core capital to risk-weighted assets equaled 12.5% ($120.5 million) at March 31, 2000, which exceeds the required level of 6.0%. Finally, York Federal's risk-based capital ratio equaled 13.6% ($130.9 million) at March 31, 2000 which exceeds the required level of 8.0% by $53.7 million, and exceeds the required level to be deemed well capitalized of 10.0% by $34.4 million.

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

                      Nine Months Ended March 31
                    2000                     1999
          Average           Yield/  Average           Yield/
          Balance  Interest Rate    Balance  Interest Rate
                        (Dollars in thousands)
Interest-
 earning
 assets:
Loans
(1)(2)(3) $1,086,738 $61,008  7.49%  $894,211 $52,468 7.82%
Securi-
 ties
 held for
 trading       1,482      78  7.02     10,071     475 6.29
Securi-
 ties
 avail-
 able
 for sale    353,579  16,564  6.25    101,461   4,753 6.25
Securi-
 ties
 held to
 maturity     39,598   2,044  6.83     18,576     835 5.95
Other
 interest-
 earning
 assets        7,357     305  5.43    154,209   5,819 4.96
Total
 interest-
 earning
 assets    1,488,754  79,999  7.16  1,178,528  64,350 7.27
Non-
 interest-
 earning
 assets       84,037                   72,921
Total     $1,572,791               $1,251,449
Interest-
 bearing
 liabili-
 ties:
Deposits
NOW
 accounts   $109,004   1,368  1.67   $105,022   1,601 2.03
Savings
 accounts     48,251     907  2.50     59,587   1,120 2.50
Money
 market
 accounts    324,319  10,777  4.42    283,763   9,492 4.46
Certifi-
 cate
 accounts    612,108  25,254  5.49    615,283  25,576 5.54
Borrow-
 ings        318,709  13,271  5.54     28,811   1,087 5.03
Total
 interest-
 bearing
 liabili-
 ties:     1,412,391  51,577  4.86  1,092,466  38,876 4.74
Non-
 interest-
 bearing
 deposits     25,088                   29,870
Non-
 interest-
 bearing
 liabili-
 ties:        26,562                   16,908
           1,464,041                1,139,244
Stock-
 holders'
 equity      108,750                  112,205
Total     $1,572,791                $1,251,449
Ratio of
 interest-
 earning
 assets
 to
 interest-
 bearing
 liabili-
 ties:      1.05x                    1.08x
Net
 interest
 income/
 interest
 rate
 spread             $28,402  2.30%           $25,474 2.53%
Net
 interest-
 earning
 assets/
 margin
 on
 interest-
 earning
 assets     $76,363          2.55%   $86,062         2.88%


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

                          Nine Months Ended March 31
                            2000 compared to 1999
                          Increase (Decrease) Due to:
                           Volume   Rate     Net
                                (In thousands)
Interest income:
Loans                     $10,808 $(2,268)   $8,540
Securities held for
 trading                    (405)        8    (397)
Securities available for   11,690      121   11,811
 sale
Securities held to
 maturity                   1,056      153    1,209
Other interest-earning
 assets                   (5,540)       26  (5,514)
Total                      17,609  (1,960)   15,649
Interest expense:
Deposits
 NOW accounts                  50    (283)    (233)
 Savings accounts           (212)      (1)    (213)
 Money market accounts      1,356     (71)    1,285
 Certificate accounts       (123)    (199)    (322)
 Borrowings                12,061      123   12,184
Total                      13,132    (431)   12,701
Net interest income        $4,477 $(1,529)   $2,948


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