Form 10-K405
period 2000-06-30
YORK FINANCIAL CORP
filed 2000-09-20
CIK 777876

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                        ---------------------------

                                 FORM 10-K

                      Commission File Number: 0-14995

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended June 30, 2000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of September 12, 2000, there were issued and outstanding 10,112,815 shares of the registrant's common stock. The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sales price of the registrant's common stock as quoted on The Nasdaq Stock Market on September 12, 2000 was $153,588,378 ($15.1875 per share based upon 10,112,815 shares). Directors and officers of the registrant are not considered affiliates for purposes of this calculation.

                     DOCUMENTS INCORPORATED BY REFERENCE

                                 None

                                   PART I

Item 1.  Business
-----------------

General

     York Financial Corp. ("York Financial" or the "Corporation") was incorporated in Pennsylvania in September 1985 and in August 1986 became a unitary savings and loan holding company and the sole shareholder of York Federal Savings and Loan Association ("York Federal" or the "Association"). At June 30, 2000, the Corporation had assets of $1.7 billion, total deposits of $1.2 billion and stockholders' equity of $109.9 million.

     Presently, the primary business of York Financial is the business of York Federal. York Federal received its federal charter in 1955. At June 30, 2000, York Federal's stockholders' equity was $114.6 million. York Federal is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination, and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The executive offices of York Federal and the Corporation are located at 101 South George Street, York, Pennsylvania 17401 (telephone number: (717) 846-8777).

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

     York Federal conducts its business through 25 offices located in south central Pennsylvania and Maryland. York Federal maintains a commissioned mortgage origination staff as well as mortgage correspondent relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia, although loans are originated in eleven states within the Mid-Atlantic region.

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

Proposed Merger

        On March 27, 2000, York Financial and York Federal entered into an Agreement and Plan of Reorganization ("Agreement") with Harris Financial, MHC, Harris Financial, Inc., Waypoint Financial, Inc. and Harris Savings Bank, which Agreement was amended by the parties on June 23, 2000.

     To accomplish the merger, the Board of Trustees of Harris Financial, MHC has adopted a plan of conversion pursuant to which the MHC will convert from a mutual to a capital stock form of organization. Approximately 76% of Harris Financial's outstanding shares of common stock are owned by its mutual holding company, Harris Financial, MHC. The plan provides that Waypoint Financial Corp., a Pennsylvania corporation and the successor to Harris Financial, will conduct an offering of common stock to certain Harris Savings Bank depositors, the community and public.

     The number and price of shares to be issued in the conversion offering will be based on an independent appraisal. Under the terms of the agreement, the merger consideration will be based, in part, on the independent appraisal. The primary pricing provisions of the agreement include that if the independent appraisal of the common stock issued in the conversion is between $289.5 million and $341.5 million, each York Financial share will be exchanged for $17.25 of Harris Financial common stock based on the $10.00 price at which Harris Financial's shares are sold in the conversion offering.

     The merger is contemplated to be accounted for under the "pooling of interests" method for business combinations. However, the agreement provides that the parties may mutually elect to employ the "purchase" method of accounting for the merger. If a "purchase", between 15% and 30% of the merger consideration may be paid in cash. The merger is intended to be a tax-free exchange for York Financial stockholders, except to the extent that cash is received as consideration.

     Harris Savings Bank is a community savings bank that operates 38 branches in five counties of south-central Pennsylvania and Washington County, Maryland. As of June 30, 2000, Harris Financial had assets of $2.8 billion, deposits of $1.4 billion and equity of $169.0 million. York Federal is a community savings association that operates 25 full-service offices in four counties in south central Pennsylvania and Harford County, Maryland. As of June 30, 2000, York Financial had assets of $1.7 billion, deposits of $1.2 billion and stockholders' equity of $109.9 million.

     As a result of the conversion and merger, York Federal will be merged with Harris Savings Bank. The resulting bank will be renamed "Waypoint Bank" and will be wholly owned by Waypoint Financial. Currently, Harris Savings is ranked fourth and York Federal is ranked sixth in deposit market share, in the five county south central region of Pennsylvania including Dauphin, York, Cumberland, Lancaster and Lebanon. With 13.3% of deposits after the combination, Waypoint Financial will rank second in market share in the five county south central region. It will also have six branches holding $164 million in deposits in two Maryland counties. Pro forma for the merger and the expected second-step conversion indicate Waypoint Financial will have assets of approximately $4.5 billion, deposits of $2.5 billion and equity of $480.0 million.

     The merger is subject to the approval of York Financial's stockholders and the conversion is subject to the approval of Harris Savings' depositors and Harris Financial's minority stockholders. The transactions are also subject to the approval of federal regulatory authorities, as well as customary conditions. The conversion and merger are expected to be completed in the fourth quarter of 2000. The agreement provides for breakup fees and grants Harris Financial an option to acquire 19.9% of York Financial's common stock if the agreement is terminated under certain circumstances.

Lending Activities

     General. On a consolidated basis, the Corporation's net loan portfolio totaled $1.2 billion at June 30, 2000, representing 70.0% of its total assets. On that date, the portfolio consisted of loans secured by mortgages on residential properties, commercial real estate loans, including loans secured by undeveloped real estate, commercial business loans, and consumer loans.

     York Federal originates for its own portfolio adjustable rate and intermediate term real estate mortgage loans, consumer loans and certain commercial real estate and commercial business loans. York Federal generally has a policy of selling in the secondary market its originations of conforming long-term (15 to 30 years), fixed rate real estate mortgage loans. However, fixed rate loans may be retained in portfolio if the risk profile of the Association's balance sheet can absorb the related interest rate risk of such loans. Although loans within the portfolio may have original maturities of 15 to 30 years, experience has indicated that because of refinancing and prepayments, such loans remain outstanding for significantly shorter periods than their contractual terms.

     Additional information concerning the loan portfolio is contained on pages 29 through 41 of "Management's Discussion and Analysis of Financial Condition and Operations of the Corporation's" included as Item 7 of this Form 10-K. For additional information about the Corporation's lending activities and commitments, see Notes 1, 6 and 18 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.


     Loan Portfolio Analysis.  The following table sets forth the composition of the Association's loan portfolio by type of loan as of the dates indicated:

                                                          At June 30,
                    -------------------------------------------------------------------------------------
                         2000              1999              1998              1997              1996
                    ---------------   ---------------   ---------------   ---------------   -------------
                   Amount   Percent  Amount  Percent   Amount  Percent   Amount   Percent  Amount Percent
                   ------   -------  ------  -------   ------  -------   ------   -------  ------ -------
                                                            (Dollars in thousands)
Real estate loans:
1-4 family real
 estate mortgage
 loans:
  Conventional.....$  738,172  63.0% $ 565,675  62.3%  $ 642,314  67.5% $  772,962   77.5%  $718,755  76.6%
  Construction ....   146,864  12.6    156,709  17.2     109,938  11.6      65,641    6.6     65,725   7.0
                   ----------  ----  ---------  ----   ---------  ----  ----------   ----   --------  ----
                      885,036  75.6    722,384  79.5     752,252  79.1     838,603   84.1    784,480  83.6

Commercial first
 mortgage loans:
  Conventional.....   136,743  11.7    106,653  11.7      89,451   9.4      48,443    4.9     62,006   6.6
  Construction.....    26,012   2.2     30,268   3.3      14,258   1.5       9,967    1.0      9,840   1.0
                   ----------  ----  ---------  ----   ---------  ----  ----------   ----  --------   ----
                      162,755  13.9    136,921  15.0     103,709  10.9      58,410    5.9    71,846    7.6
                   ----------  ----  ---------  ----   ---------  ----  ----------   ----  ---------  -----
                    1,047,791  89.5    859,305  94.5     855,961  90.0     897,013   90.0   856,326   91.2

Commercial business
 loans.............    51,455   4.4     20,805   2.3       9,892   1.0         496     --     1,714    0.2

Consumer loans:
 Automobile loans..     2,619   0.2      2,684   0.3       2,459   0.2       2,597    0.3     5,301    0.6
 Mobile home loans.     1,363   0.1      1,697   0.2       1,954   0.2       2,249    0.2     1,362    0.1
 Education loans...    20,625   1.8     19,246   2.1      18,360   1.9      17,163    1.7    15,505    1.7
 Savings account
  loans............     2,396   0.2      2,186   0.3       2,479   0.3       2,334    0.2     2,001    0.2
 Home improvement
  loans............    13,024   1.1      3,041   0.3       4,582   0.5       3,987    0.4     3,901    0.4
 Boat loans........       821   0.1      1,098   0.1       1,711   0.2       2,525    0.3     3,126    0.3
 Home equity loans.    52,110   4.4     49,390   5.4      50,659   5.3      53,827    5.4    49,217    5.2
 Other.............    72,394   6.2     65,216   7.2      56,836   6.0      49,805    5.0    34,401    3.7
                   ----------  ----  ---------  ----   ---------  ----  ----------   ----  --------  -----
                      165,352  14.1    144,558  15.9     139,040  14.6     134,487   13.5   114,814   12.2
                   ----------  ----  ---------  ----   ---------  ----  ----------   ----  --------  -----
   Subtotals....... 1,264,598        1,024,668         1,004,893         1,031,996          972,854
Less:
 Loans in process..    84,981   7.3    106,088  11.7      45,382   4.8      28,302    2.9    27,497    2.9
 Unamortized loan
  fees and unearned
  income...........    (2,848) (0.3)    (1,416) (0.2)      (940)  (0.1)       (560)    --       178     --
 Allowance for
  loan losses......    11,254   1.0     10,803   1.2      8,810    0.9       6,413    0.6     6,609    0.7
                   ---------- -----  --------- -----  ---------  -----  ----------   ----  --------  -----
                       93,387   8.0    115,475  12.7     53,252    5.6      34,155    3.5    34,284    3.6
                   ---------- -----  --------- -----  ---------  -----  ----------   ----  --------  -----
   Total...........$1,171,211 100.0% $ 909,193 100.0% $ 951,641  100.0% $  997,841  100.0% $938,570  100.0%
                   ========== =====  ========= =====  ========= ======  ==========  =====  ========  =====


Loan Maturity

     The following table sets forth the dollar amount of total loans receivable which have predetermined interest rates and those which have floating or adjustable interest rates.

                 Due within one year          Due one to five years      Due more than five years
                 of June 30, 2000 (1)         after June 30, 2000 (1)    after June 30, 2000 (1)
            ----------------------------- ----------------------------- ----------------------------
               Pre-    Floating or           Pre-     Floating or          Pre-    Floating or
            Determined Adjustable         Determined  Adjustable        Determined Adjustable         Grand
              Rates     Rates     Total     Rates     Rates     Total     Rates     Rates    Total    Total
            --------- --------- --------- --------- --------- --------- --------- -------- --------- -------
                                                   (In thousands)
Real Estate
 Conventional:
  Residential
   and com-
   mercial... $118,813 $ 32,898 $151,711 $420,368  $ 87,244  $507,612  $161,192  $53,601 $214,793  $ 874,116
 Construction:
  Residential
   and com-
   mercial...    1,126    8,389    9,515    3,756    26,666    30,422     6,402   42,355   48,757     88,694
Commercial
 business
 loans.......    8,766   20,352   29,118    9,504     5,913    15,417     1,086    5,834    6,920     51,455
Consumer.....   18,729   55,158   73,887   42,005    20,789    62,794    28,648       23   28,671    165,352
              -------- -------- -------- --------  --------  --------  -------- -------- -------- ----------
    Total.... $147,434 $116,797 $264,231 $475,633  $140,612  $616,245  $197,328 $101,813 $299,141 $1,179,617
              ======== ======== ======== ========  ========  ========  ======== ======== ======== ==========

----------------
(1) Based on contractual terms to maturity and adjusted for market consensus prepayment assumptions.

                                                                 5

     Residential Real Estate Loans. At June 30, 2000 approximately 75.6% of York Federal's loan portfolio was comprised of one-to-four family residential mortgage loans. The loan-to-value ratio, maturity and other provisions of the loans made by York Federal have generally reflected the policy of making the maximum loan permissible consistent with applicable regulations, market conditions, and lending practices and underwriting standards established by York Federal. Loans in excess of the 90% loan-to-value ratio are insured for the amount which the loan exceeds 80% of value. Interest rates and fees charged on loans originated by York Federal are competitive with other lenders in the general market area.

     Generally, the permanent fixed rate residential loans currently originated by York Federal are structured to conform with terms and conditions which would enable these loans to be sold in the secondary market. At June 30, 2000, $4.4 million of conventional mortgages were held for sale in the secondary market. The Association makes loans not conforming to these secondary marketing requirements and retains these loans in portfolio. Such loans are generally made with adjustable interest rates.

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

     Commercial Real Estate and Business Loans. York Federal's Business Banking Group continues to aggressively pursue commercial real estate and business lending opportunities within York Federal's branch market area. These activities are expected to provide higher yields and shorter terms and/or repricing characteristics than other loan types within the portfolio. The Association's existing commercial loan portfolio includes a mix of land development, construction and permanent financing on commercial and multi-family real estate as well as commercial business loans representing working capital, equipment and some unsecured lending. Commercial loans are typically made for terms of up to 20 years either as adjustable interest rate loans with rate adjustment provisions of one to five years, with monthly rate adjustment provisions, or as "balloon" loans with abbreviated maturity dates.

     The commercial real estate loan portfolio is secured by commercial and single family condominiums, land for development, hotel/motel/restaurant, multi-family residential, office, industrial, and retail buildings and other properties. These loans are made in amounts generally limited to 80% of the appraised value of the property securing the loan. Commercial real estate loans are usually considered to be of higher risk than residential loans and represent 13.9% of York Federal's portfolio as of June 30, 2000.

     Commercial business loans may be made for working capital or equipment financing supported by appropriate collateral (i.e., accounts receivable, inventory, equipment) or in some instances unsecured lending supported by the creditworthiness of the borrower and appropriate guarantees. All loans are subjected to a rigorous risk identification and loan grading process in connection with extending the credit as well as ongoing credit analysis and evaluation while the loan is outstanding. At June 30, 2000, commercial business loans totaled $51.5 million or 4.4% of total loans. Such loans may have fixed rates for terms generally not greater than five years or have adjustable rates tied to prime, libor, or treasury indices.

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

     Consumer Loans. At June 30, 2000, consumer loans totaled $165.4 million or approximately 14.1% of York Federal's total loan portfolio. The consumer loan portfolio is comprised of automobile loans, loans secured by savings accounts, mobile home loans, home improvement loans, boat loans, education loans and other consumer loans. In addition, York Federal offers to its customers a home equity line of credit. Such loans are made in amounts generally not to exceed the difference between 90% of the current property value less the balance of other loans outstanding secured by the property. Loans typically adjust monthly at the Citibank prime rate. At June 30, 2000, York Federal had approximately $52.1 million of home equity loans outstanding under total lines of credit available of $119.2 million.

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

     Construction Loans. York Federal provides loans to finance the construction of and permanent financing for residential and commercial real estate properties. Such construction/permanent financing is considered to
have less risk then construction financing.   At June 30, 2000, the
Association had $88.7 million net of loans in process or 7.5% of total loans outstanding in construction loans. The Association considers this a niche product and continues to be committed to this type of lending. York Federal's policy is to grant single family construction loans up to 95% of the appraised value for an individual's personal residence. Residential construction/permanent loans generally are made for a six-month term. This period may be extended subject to negotiation and the payment of an extension fee.

     Commercial construction loans are made at adjustable rates of interest for terms of up to 12 months, although York Federal periodically makes longer term commercial construction loans on larger projects. Commercial construction financing is considered to involve a higher degree of credit risk than long term financing of residential properties. York Federal's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or
development and the estimated cost (including interest) of construction.   If
the estimate of construction cost and the salability of the property upon completion of the project proves to be inaccurate, York Federal may advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, York Federal may be confronted, at or prior to the maturity of the loan, with a project that is under valued and which is insufficient to assure full repayment.

     Loan Sales. Generally, fixed rate long-term mortgage loans are sold in the secondary mortgage market to Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") and other investors. In addition, when deemed prudent, York Federal has securitized adjustable rate, 7 year balloon and 5/1 CMT (i.e., five year fixed and converts to one year adjustable) adjustable rate mortgages. At June 30, 2000, York Federal did not have any outstanding commitments to sell loans.

     In the current and prior years, certain sales to FNMA included recourse provisions. For additional information, see Note 18 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     The following table sets forth the loans originated and sold as of the dates indicated.

                                                     Year Ended June 30,
                                               ------------------------------
                                                2000        1999       1998
                                                ----        ----       ----
                                                         (In thousands)
Loans originated:
Conventional real estate loans:
  Construction loans........................   $250,779    $203,262  $138,481
  Loans on existing property(1).............    229,656     237,066   219,799
Other loans.................................    205,569     137,498    80,923
                                               --------    --------  --------
     Total loans originated.................   $686,004    $577,826  $439,203
                                               ========    ========  ========
Loans securitized and/or sold:
Real estate:
  Loan securitized(2).......................   $114,206    $241,282  $145,473
  Loans sold................................     11,552       1,648    33,426
                                               --------    --------  --------
      Total real estate loans securitized
        and/or sold.........................   $125,758    $242,930  $178,899
                                               ========    ========  ========
--------------
(1)  Includes loans refinanced from the Association's portfolio totaling
     $6.2 million, $62.8 million and $24.5 million in years ended June
     30, 2000, 1999, and 1998, respectively.
(2) Loans securitized in the years ended June 30, 2000, 1999 and 1998 includes loans securitized and sold totaling $114.2 million, $222.8 million, and $132.4 million, respectively, and loans securitized and retained in portfolio totaling $0, $18.5 million, and $13.1 million, respectively.

     In connection with loan sales, York Federal generally retains the servicing rights of the loans. See Notes 1 and 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K and pages 34 through 38 of "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" contained in Item 7 of this Form 10-K.

     Loan Commitments. York Federal makes commitments to grant conventional mortgage loans on existing residential dwellings for periods of up to 60 days from the date of rate lock-in. Such commitments are generally made at the market rate of interest prevailing at the time the loan application is received. During fiscal 2000, less than 5% of loan commitments expired without being funded. At June 30, 2000, York Federal's outstanding residential and commercial mortgage loan commitments amounted to $16.5 million. See Note 18 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Asset Quality

     See pages 30 through 33 of "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" contained in Item 7 of this Form 10-K.

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

                                                              At June 30,
                      -------------------------------------------------------------------------------------
                           2000                1999             1998              1997             1996
                      -----------------  ---------------  ----------------  --------------   --------------
                                 % of             % of              % of              % of           % of
                                loans            loans             loans             loans           loans
                               in each          in each           in each           in each         in each
                              category         category          category          category        category
                              to gross         to gross          to gross          to gross        to gross
                      Amount    loans    Amount  loans    Amount   loans    Amount   loans   Amount  loans
                      ------    -----    ------  -----    ------   -----    ------   -----   ------  -----
                                                          (Dollars in thousands)
Loans:
 Real Estate
  Residential.........$ 4,412   68.9%   $ 4,696   72.4%   $3,158   78.3%    $2,485   81.2%    $2,063  80.5%
  Commercial..........  2,034   12.7      2,106   10.4       893    6.8        740    5.4      1,430   7.2
 Commercial
   business loans.....  1,761    4.4        607    1.4       263     --         35     --         65   0.2
 Consumer.............  1,039   14.0        878   15.8       656   14.5        514   13.4        406  12.1
 Unallocated..........  2,008    N/A      2,516    N/A     3,840    N/A      2,639    N/A      2,645   N/A
                      -------  -----    -------  -----    ------  -----     ------  -----     ------  ----
  Total allowance
   for loan losses....$11,254  100.0%  $ 10,803  100.0%   $8,810  100.0%    $6,413  100.0%    $6,609 100.0%
                      =======  =====   ========  =====    ======  =====     ======  =====     ====== =====

                                                                9

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

     The resulting risk assessment and allocation of the allowance as indicated in the table indicates the allowance for loan loss at June 30, 2000 of $11.3 million is adequate relative to the known and inherent losses in the portfolio.

     Non-Performing Loans. The information contained on pages 30 through 33 of "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" contained in Item 7 of this Form 10-K is incorporated herein by reference. See Notes 1 and 6 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. All commercial loans are placed on nonaccrual status when the collectibility of interest is uncertain based on specific circumstances evaluated on a loan by loan basis or when interest is more than 90 days past due. In the case of residential real estate and consumer loans, the Association implemented the Uniform Retail Classification Policy effective June 30, 1999 and follows this policy for placing loans on nonaccrual status.

     The Uniform Retail Credit Classification Policy was a policy statement adopted by the Federal Financial Institutions Examination Council ("FFIEC") which establishes (1) a uniform charge-off policy for open-end credit at 180 days and closed-end credit of 120 days delinquency, (2) provides uniform guidance for loans affected by bankruptcy, fraud and death, (3) establishes guidelines for re-aging, extending, deferring or rewriting past due accounts,
(4) classifies certain delinquent residential mortgage and home equity loans, and (5) broadens recognition of partial payments that qualify as full payments. The Association had nonaccrual loans totaling $263,000 at June 30, 2000 compared to $919,000 at June 30, 1999.

     Real Estate Owned. For information regarding the Association's real estate owned, see the discussion on pages 30 through 33 of "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" and Notes 1 and 8 of the Notes to Consolidated Financial Statements contained in Item 7 and Item 8, respectively, of this Form 10-K.

Investment Activities

     Investment decisions are made by the Asset/Liability Committee of York Federal under the supervision of York Federal's Board of Directors. The Association's policies generally limit investments to U.S. Government and agency securities, mortgage-backed securities issued and guaranteed by FHLMC, FNMA, and Government National Mortgage Association ("GNMA"), and bank qualified municipal bonds and investment grade corporate debt obligations. Investments are made based on various considerations, which include the interest rate, yield, and anticipated cash needs and sources (which in turn include outstanding commitments, upcoming maturities, estimated deposits and anticipated loan amortization and repayments) and projected risk based capital positions. The effect that the proposed investment would have on the Association's credit and interest rate risk is also given consideration during the evaluation.

     The following table sets forth the carrying value of York Federal's short-term investments, securities held for trading, securities available for sale, securities held to maturity and FHLB stock at the dates indicated.


                                                         At June 30,
                                               ------------------------------
                                                 2000       1999      1998
                                                 ----       ----      ----
                                                      (In thousands)

Short-term investments:
 Interest bearing deposits..................  $ 12,856   $  8,958   $126,613

Securities:
 Available for Sale:
   Equity Securities........................    10,919      1,335        338
   U.S. Treasury and other U.S.
     Government Agencies....................   180,111    161,856     14,810
     Mortgage-backed........................   155,475    132,500     32,792
                                              --------   --------   --------
          Total.............................   346,505    295,691     47,940
 Held to maturity:
   U.S. Treasury and other U.S.
     Government Agencies....................     3,500      3,498      5,500
   Corporate debt...........................    19,018     18,903         --
   Mortgage-backed..........................       171        217        284
                                              --------   --------   --------
          Total.............................    22,689     22,618      5,784

FHLB of Pittsburgh stock....................    21,290      7,976      7,976
                                              --------   --------   --------
   Total....................................  $403,340   $335,243   $188,313
                                              ========   ========   ========

    During fiscal 2000, leverage strategies were completed to effectively utilize available capital which resulted in the expansion of the investment portfolio through the purchase of available for sale securities with a related increase to borrowings. Securities purchased under these strategies include U.S. Treasury and other U.S. Government agency securities which generally include call features which allow the issuing agency the right to call the securities at various dates prior to final maturity and mortgage-backed securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Association. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, FNMA and the GNMA. Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Association. These types of securities also permit the Association to optimize its regulatory capital because they have low risk weighting.

     For further discussion of changes in the investment portfolio as noted in the preceding table and the related impact on interest rate sensitivity and market risk, see pages 29, 30 and 33 through 36 of "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" contained in Item 7 of this Form 10-K. For additional information about the Corporation's investment activities, see Notes 1 and 5 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

     The following table represents maturity distributions of various debt securities based on contractual terms to maturity adjusted for market consensus prepayment assumptions:

                                                             At June 30, 2000
                  -----------------------------------------------------------------------------------------
                       One Year      One to Five      Five to Ten      More Than
                       or Less         Years             Years         Ten Years         Total Securities
                  --------------- ----------------  --------------- --------------- -----------------------
                  Amortized       Amortized         Amortized       Amortized       Amortized Fair  Average
                    Cost    Yield    Cost    Yield    Cost    Yield   Cost    Yield    Cost   Value   Yield
                    ----    -----    ----    -----    ----    -----   ----    -----    ----   -----   -----
                                                          (Dollars in thousands)
Securities:
 Available for
  Sale:
  U.S. Treasury
   and other U.S.
   Government
   agencies and
   municipals..... $  147  7.14%  $134,165  6.00%  $ 46,678  6.35%  $ 5,775  6.74%  $186,765  $180,111 6.11%
  FNMA/FHLMC
   mortgage-backed
   securities and
   collateralized
   mortgage
   obligations....  7,209  6.25     33,399  6.75     26,161  6.79    93,227  7.19    159,996   155,475 6.99
                  -------  ----   --------  ----   --------  ----  --------  ----   --------  -------- ----
                  $ 7,356  6.27%  $167,564  6.15%  $ 72,839  6.51% $ 99,002  7.17%  $346,761  $335,586 6.52%
                  =======  ====   ========  ====   ========  ====  ========  ====   ========  ======== ====
 Held to Maturity:
  U.S. Treasury
   and other U.S.
   Government
   agencies and
   municipals.....$    --    --%  $  3,500  6.75%  $     --    --% $     --    --%  $  3,500  $  3,421 6.75%
  Corporate debt..     --    --         --    --      4,898  7.59    14,120  7.97     19,018    18,506 7.87
  GNMA mortgage-
   backed.........     16  8.58         82  8.59         73  8.58        --    --        171       178 8.58
                  -------  ----   --------  ----   --------  ----  --------  ----   --------  -------- ----
                  $    16  8.58%  $  3,582  6.79%  $  4,971  7.61% $ 14,120  7.97%  $ 22,689  $ 22,105 7.71%
                  =======  ====   ========  ====   ========  ====  ========  ====   ========  ======== ====

                                                                       13

Savings Activities and Other Sources of Funds

     General. Deposits are a major source of York Federal's funds for lending and other investment purposes. In addition to deposits, York Federal obtains funds from operations, loan repayments including monthly amortization and prepayments, proceeds from sales of loans, loan participations, securities held for trading, securities available for sale, advances from the FHLB of Pittsburgh and other short-term borrowings. Fund inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of other sources of funds. They also may be used on a longer term basis for general business purposes. York Federal has borrowed primarily from the FHLB of Pittsburgh.

     Deposits. York Federal offers a number of deposit accounts, including passbook and statement savings accounts, NOW accounts, money market type accounts and certificate accounts, including Jumbo certificate accounts ranging in maturity from seven days to ten years. Deposit accounts vary as to terms, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate. Deposit accounts are primarily held by customers within York Federal's primary market area. At June 30, 2000 there were no broker-originated deposits. See Note 11 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     Changes in the composition of the Association's deposit portfolio were due to customers' reaction to the current rate environment in fiscal 2000.
The growth in deposits resulted primarily from aggressive pricing of certificate accounts to retain existing customers and attract new customers during fiscal 2000. This resulted in a shift in interest-bearing liabilities from low cost transaction accounts to higher cost money market and certificate accounts.

     The following table indicates the amount of York Federal's certificates of deposit of $100,000 or more by terms remaining to maturity as of June 30, 2000.
                                         Certificates
Maturity Period                          of Deposit
---------------                          -------------
                                        (In thousands)

Three months or less...................  $  36,729
Three through six months...............     17,684
Six through twelve months..............     27,346
Over twelve months.....................     27,532
                                         ---------
  Total................................  $ 109,291
                                         =========

     Borrowings. As discussed within the Corporation's investment activities section above, leverage activities were completed during fiscal 2000, which is the primary reason for the increase in borrowings.

     For further discussion of changes in short-term borrowings as noted in the following table, see pages 33 through 36 of "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" contained in Item 7 of this Form 10-K. For additional information about the Corporation's borrowing activities, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     The following is a summary of aggregate short-term borrowings for the years ended June 30, 2000, 1999 and 1998, respectively:

                                                    Year Ended June 30,
                                              -------------------------------
                                               2000        1999        1998
                                               ----        ----        ----
                                                      (In thousands)

Amount outstanding at end of year............ $255,200    $87,288    $  1,252
Average interest rate at end of year.........     7.02%      5.14%       4.44%
Maximum amount outstanding at any month-end.. $330,324    $87,288     $29,000
Average amount outstanding................... $186,420    $ 9,771     $12,479
Weighted average interest rate for the year..     5.87%      4.60%       5.70%

Yields Earned and Rates Paid

     For a discussion of yields earned and rates paid by the Association, see pages 34 through 36 of "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations" contained in Item 7 of this Form 10-K.

Subsidiaries of York Federal

     York Financial Investment Corp. York Financial Investment Corp. ("YFIC") is an operating subsidiary of York Federal and is incorporated in the State of Delaware for the purpose of engaging in investment management services including the maintenance and management of investments and collection and distribution of the income from such investments. Originally incorporated in 1997 as a wholly owned subsidiary of New Service Corp., effective October 1, 1997, New Service Corp. dividended its interest in YFIC to York Financial which in turn contributed its interest in YFIC to York Federal. York Federal made capital contributions to YFIC at various times during the year in the form of securities held to maturity and securities available for sale. During fiscal 2000, YFIC received contributed capital of $49.6 million, net income of $16.8 million and unrealized losses on securities available for sale of $4.2 million net of applicable income taxes resulting in YFIC's stockholders' equity of $408.2 million at June 30, 2000.

Subsidiaries and Joint Ventures of the Corporation

     The directors of subsidiaries consist exclusively of persons who serve as either officers or directors of the Corporation or York Federal.

     Y-F Service Corp. ("Y-F Service/YFSC"). Y-F Service owns office facilities which it leases to York Federal and affiliates and is engaged in land acquisition, development and construction of future branch locations. During fiscal 2000, YFSC combined the two Shrewsbury offices into one office and completed development of one new branch location and at June 30, 2000 had two branch development projects in progress with projected openings in approximately September 2000 and by the end of 2000. During fiscal 1996, Y-F Service substantially completed the construction of an office building in the City of York consisting of approximately 45,000 square feet of retail office space. This building is primarily occupied by the Association's administrative support staff but also includes lease of certain space to an unrelated third party. This construction project included the restoration of a historically significant facade partially funded by state grant monies and is representative of the Corporation's ongoing investment in its community. Y-F Service's net income was $262,000 or the year ended June 30, 2000. Stockholders' equity was $3.7 million at June 30, 2000.

     First Capital Brokerage Services, Inc. ("First Capital"). First Capital is a wholly owned discount securities brokerage subsidiary that provides services to customers of York Federal and the general public. Operations commenced October 1987. First Capital's net worth at June 30, 2000 was $223,000 net of capital distributions to York Financial during fiscal 2000 totaling $46,000 and its net income for the year ended June 30, 2000 was $75,000.

     First Capital Insurance Services Inc. (Formerly YF Insurance Agency). Incorporated in 1992, First Capital Insurance Services Inc. is a wholly-owned subsidiary of the Corporation and is available to provide credit life and health insurance products to certain of the insured institution's consumer loan customers, employee group benefit plans, as well as a wide variety of life insurance products to the retail market. First Capital Insurance Services Inc.'s net income was $47,000 for the year ended June 30, 2000. Stockholders equity was $57,000 at June 30, 2000.

     New Service Corp. ("New Service"). New Service Corp. primarily engages in land acquisition, development and construction projects for management or resale. New Service, is engaged in a joint venture involving the acquisition and development of residential real estate lots. At June 30, 2000, the total number of developed lots was 122 with four remaining to be sold. New Service Corp.'s investment at June 30, 2000 of $117,000 represents a 50% equity interest in the venture with total assets of $274,000. See Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. In addition, New Service has investments in real estate, primarily office buildings. Losses were realized from operations due to the level of vacancies experienced in properties held for investment. Also included in the losses from operations was a property impairment charge of $105,000 and a gain of $94,000 on the sale of a property. See Note 8 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K. New Service's net loss for the year ended June 30, 2000 was $166,000. At June 30, 2000 stockholders' equity was $499,000.

     Lenders Support Group ("LSG"). LSG performed residential construction and home inspection and residential appraisal services for York Federal and the general public. During fiscal 1999, and as part of the company's ongoing business planning process, it was determined to reassign the construction inspection and appraisal activities within the consolidated group to York Federal's mortgage banking group. LSG's operations were discontinued as of September 30, 1998 and has remained inactive. LSG's net worth was $1,000 at June 30, 2000.

     Meridian Venture Partners ("MVP").    MVP is an equity oriented venture
capital partnership organized under the laws of Pennsylvania in February 1987, and licensed as a small business investment company. The purpose of MVP is to make equity investments, primarily in established companies (as opposed to start-up companies). The Corporation originally invested $4.0 million in MVP with an additional investment of $789,000 in fiscal 2000 with a resulting net limited capital position of approximately 8.5% (including SBA preferred
limited partner interest discussed below).   The net amount of the investment
at June 30, 2000 including the Corporation's share of reported gains (losses) recognized using the equity method of accounting and partnership distributions is $3.6 million.

     York Financial's share of MVP income from operations for the year ended June 30, 2000 including market value adjustments of portfolio investments is a loss of $1.0 million. Such amount compares to income of $1.4 million for the year ended June 30, 1999. As of June 30, 2000, MVP had total assets of $29.5 million. As of September 30, 1994, the Small Business Administration ("SBA") was admitted as a Preferred Limited Partner to MVP. This admission enables MVP to draw down additional capital from the SBA in the form of Participating Securities. These securities share in distributions from MVP. As of June 30, 2000, MVP had $14.6 million of Participating Securities outstanding.

     The following table sets forth the Corporation's composition of investments in joint ventures and other partnerships at and for the year ended June 30, 2000.

                                                50% Owned        Limited
                              Joint Venture    Partnership    Partnerships(1)
                              -------------    -----------    ---------------

Total assets................   $ 29,489,000    $   274,000     $12,150,000
                               ============    ===========     ============
Total liabilities...........   $  1,466,000    $    39,000     $ 7,952,000
Partners' capital...........     28,023,000        235,000       4,198,000
                               ------------    -----------     ------------
                               $ 29,489,000    $   274,000     $12,150,000
                               ============    ===========     ============
York Financial's
partners' capital ..........   $  3,633,000    $   117,000     $ 5,775,000
                               ============    ===========     ============
Net (loss) income...........   $ (4,737,000)   $    77,000     $  (359,000)
                               ============    ===========     ============
Total of York Financial's
 share of net (loss) income
 recorded for the year
 ended June 30, 2000........   $   (956,000)   $    39,000     $  (514,000)(2)
                               ============    ===========      ===========
Tax credits recognized on
 investments................   $         --    $        --      $1,485,000 (3)
                               ============    ===========      ===========
--------------
(1) See Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for a description of investments.
(2) Prior year and current year losses are included as a result of more timely information received from the partnerships.
(3) The Corporation has a tax credit carryforward, which expires in 2020 of approximately $1,354,000 for federal income tax purposes.

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

     Federal Home Loan Bank System. The Association, as a member of the FHLB of Pittsburgh, is required to acquire and hold shares of capital stock in the FHLB of Pittsburgh in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or
(ii) 1/20 of its loans (borrowings) from the FHLB of Pittsburgh.  The

Association is in compliance with this requirement with an investment in FHLB of Pittsburgh stock of $21.3 million at June 30, 2000.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Pittsburgh.

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

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy, pay the lowest premium while institutions that are less then adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern, pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. As a well capitalized savings association, York Federal qualified for the lowest rate on its deposits for fiscal 2000.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a quarterly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. Monetary penalties may be imposed for failure to meet liquidity requirements. The Association has maintained liquidity levels during the year ended June 30, 2000 in excess of regulatory requirements.

     Prompt Corrective Action. Each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific
capital level for any capital measure.   At June 30, 2000, the Association was
categorized as "well capitalized" under the prompt corrective action regulations of the OTS. See Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

     Qualified Thrift Lender Test. The QTL test, requires that a savings association maintain at least 65% of its total tangible assets in "qualified thrift investments" on a monthly average basis in nine out of every 12 months. As of June 30, 2000, the Association's QTL ratio of 72.1% was in compliance with the current QTL requirement.

     Capital Requirements. OTS regulated thrifts must comply with various capital standards:

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

     At June 30, 2000, York Federal's tangible and core capital both equaled 7.3% ($121.6 million), substantially in excess of the minimum regulatory requirements of 1.5% and 4.0%, respectively. York Federal's total assets do not include any goodwill. York Federal's core capital to risk-weighted assets equaled 12.2% ($121.6 million) at June 30, 2000, which exceeds the required level of 6.0%. Finally, York Federal's risk-based capital ratio equaled 13.2% ($132.0 million) at June 30, 2000, which exceeds the required level of 8.0% by $52.1 million, and exceeds the required level to be deemed well capitalized of 10.0% by $32.2 million. For a more comprehensive analysis of capital, see Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

     The Association currently meets the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year, or at June 30, 2000, $27.0 million. During fiscal 2000, $3.1 million was dividended from York Federal to York Financial.

     Loans to One Borrower. Under the Home Owners' Loan Act ("HOLA"), savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At June 30, 2000, the Association's limit on loans to one borrower was $18.9 million. At June 30, 2000, the Association's largest aggregate amount of loans to one borrower was $9.9 million.

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

     Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Association which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could have been computed using an amount based on the Association's actual loss experience (the experience method), or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. The Association's deduction with respect to nonqualifying loans was computed under the experience method, which essentially allows a deduction based on the Association's actual loss experience over a period of several years. Each year the Association selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve. The Association used the experience method bad debt deduction for the taxable years ended June 30, 2000, 1999 and 1998.

     In August 1996, the provisions repealing the reserve method of accounting for bad debt reserves were passed by Congress as part of "The Small Business Job Protection Act of 1996." As a result, savings associations are no longer able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations are required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At June 30, 2000, the Association's tax bad debt reserve approximated the base year reserve and therefore no amounts are required to be recaptured into income.

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

     See Notes 13 and 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

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

Personnel

     As of June 30, 2000, the Corporation and its subsidiaries had 396 full-time equivalent employees. The employees are not represented by a collective bargaining agreement. The Corporation believes its employee relations are good.

Item 2.  Properties
-------------------

     The following table sets forth the location of York Federal's offices and other facilities used in operations as well as certain additional information relating to these offices and facilities as of June 30, 2000.

                                                                     Expira-
                          Year                                        tion
                          Facility               Net Book   Leased/  Date of
Office Location           Opened       Cost      Value(1)    Owned    Lease
---------------           ------       ----      --------    -----    -----

Main Office:

101 South George Street
York, PA                   1979    $4,453,156   $2,496,845   Owned      --

Branch Offices:

2690 S. Queen Street
York, PA                   1993       286,022      199,178   Owned      --

Northern Way
York, PA                   1995       511,006      431,771   Owned      --

Haines Acre Shopping Center
York, PA                   1975       126,523       65,840   Leased  10/05

1940 Carlisle Road
York, PA                   1972       467,159      259,487   Owned      --

1781 West Market Street
York, PA                   1986       360,053      266,967   Owned      --

1442 Bannister Street
West York, PA              1979       416,992      335,315   Owned      --

269 Penrose Place
Carlisle, PA               1997(2)    105,998       98,524   Leased   6/07

880 W. Broadway
Red Lion, PA               1978       347,703      207,707   Owned      --

Main Street & Forrest Avenue
Shrewsbury, PA (3)         1975       258,624      148,958   Owned      --

798 Simpson Ferry Road
Mechanicsburg, PA          1975       263,215      184,124   Owned      --

1123 W. Governor Road
Hershey, PA                1973       439,564      220,581   Owned      --

                     (table continued on following page)

                                                                     Expira-
                          Year                                        tion
                          Facility               Net Book   Leased/  Date of
Office Location           Opened       Cost      Value(1)    Owned    Lease
---------------           ------       ----      --------    -----    -----

75 Zimmerman Drive
Camp Hill, PA              1979   $  352,685   $  203,330    Owned     --

1758 Oregon Pike
Lancaster, PA              1979      392,769      227,629    Owned     --

201 Dart Drive
Hanover, PA                1980      399,705      269,375    Owned     --

499 Tyler Run Road
York, PA                   1989      415,112      341,375    Owned     --

4157 N. George Street
York, PA                   1989      354,445      258,838    Owned     --

3995 E. Market Street
York, PA                   1990       86,197       65,926    Leased  6/15

1816 Emmorton Road
Bel Air, MD                1991      725,771      561,425    Owned     --

2006 Rock Spring Road
Bel Air, MD                1991      725,420      558,801    Owned     --

39 Hanover Street
Spring Grove, PA           1993      419,621      355,669    Owned     --

1700 Baltimore Pike
Hanover, PA                1993      391,485      321,437    Owned     --

1160 Walnut Bottom Road
Carlisle, PA               1998      681,201      664,346    Owned     --

70 East Forrest Avenue
Shrewsbury, PA             1999      924,816      891,371    Owned     --

19 West Pennsylvania Avenue
Stewartstown, PA           1999      637,792      620,046    Owned     --

500 Greenbriar Road
York, PA                  1999       966,606      954,695    Owned     --

11350 McCormick Road
Hunt Valley, MD (4)       2000         2,601        2,562    Leased 12/04


                      (table continued on following page)

                                                                     Expira-
                          Year                                        tion
                          Facility               Net Book   Leased/  Date of
Office Location           Opened       Cost      Value(1)    Owned    Lease
---------------           ------       ----      --------    -----    -----

Other Facilities:

Haines Road MAC
York, PA                  1987      $  28,038    $   2,804    Leased 10/05

Red Lion MAC
Red Lion, PA              1988         21,330       13,205    Owned     --

30 East King Street
York, PA (5)              1973        747,489      294,886    Owned     --

42 East King Street      Parking
York, PA                   Lot         20,000       20,000    Owned     --

134 South Duke Street    Parking
York, PA                   Lot         25,470       25,470    Owned     --

144 South Duke Street    Parking
York, PA                   Lot        136,926      122,734    Owned     --

122 South George Street
York, PA (5)               1996     4,520,135    4,027,745    Owned     --

------------
(1) Represents the net book value of land and buildings owned by York Financial or in the case of leased property the value of leasehold improvements.
(2)  Branch previously located at MJ Carlisle Mall, opened in 1978.
(3) Facility used by First Capital Brokerage Services, Inc., a subsidiary of York Financial.
(4)  Facility used as a loan origination office.
(5)  Facility used as administrative and operations center.


     As of June 30, 2000, the total book value of office properties and equipment owned by the Corporation and its subsidiaries, less allowances for depreciation and amortization, was $21.1 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2000.

                                  PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters
--------------------------------------------------------------------------

     The common stock of York Financial Corp. is traded on the Nasdaq National Market under the symbol YFED. At the close of business on September 12, 2000, there were approximately 3,136 stockholders of record owning 10,112,815 outstanding shares of common stock. This does not reflect the number of persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

     The table below sets forth the quarterly range of high and low closing sales prices for York Financial Corp.common stock as reported by Nasdaq and dividends declared per common share.

                                                            Cash
                                    Market Price          Dividends (1)(2)
                                  ---------------------   ---------------
                                   High (1)    Low (1)
                                  ---------   ---------
          Fiscal 2000
              1st quarter         $ 14.35    $  13.63       $  0.125
              2nd quarter           14.38       11.00          0.125
              3rd quarter           15.00       10.25          0.130
              4th quarter           13.75       11.63          0.130
                                                            --------
                                                            $  0.510
                                                            ========
          Fiscal 1999
              1st quarter        $  20.07    $  15.25       $  0.120
              2nd quarter           19.84       14.17          0.120
              3rd quarter           15.48       13.70          0.125
              4th quarter           14.70       13.63          0.125
                                                            --------
                                                            $  0.490
                                                            ========
-------------
(1) Market prices and amounts per share, including dividends, are adjusted for stock dividends effected through June 30, 2000.
(2) Restrictions are placed on the Corporation's ability to pay cash dividends as discussed in Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 6.  Selected Financial Data
--------------------------------

     The following table sets forth certain information concerning the consolidated financial position and results of operations of the Corporation and its subsidiaries at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Corporation and its subsidiaries contained in Item 8 of this Form 10-K.

                                           At June 30,
                       ---------------------------------------------------
                       2000       1999        1998        1997        1996
                       ----       ----        ----        ----        ----
                                          (In thousands)

Assets.............$1,673,645  $1,364,626  $1,229,268  $1,162,393  $1,109,804
Short-term
  investments......    12,856       8,958     126,613       1,527       2,207
Loans held for
  sale, net........     4,415      30,631      17,534       4,882       5,686
Securities and
  Federal Home
  Loan Bank stock..   390,484     326,285      61,700      83,708      90,859
Loans receivable,
  net.............. 1,171,211     909,193     951,641     997,841     938,570
Deposits........... 1,170,728   1,115,253   1,065,777     993,106     908,123
Borrowings.........   370,390     113,962      27,861      46,236      74,380
Stockholders'
  equity...........   109,878     110,410     109,225     100,083      93,540
Loans serviced for
  others...........   542,711     494,687     487,092     548,202     593,166

Number of:
 Real estate loans
   outstanding......     7,689      7,401       8,795       9,471       9,724
 Loans serviced for
   others...........     6,978      7,823       7,724       8,484       9,649
 Deposit accounts...   137,404    133,107     130,968     128,211     118,758
 Offices............        25         25          23          22          22

                                         Year Ended June 30,
                       ---------------------------------------------------
                       2000        1999        1998        1997        1996
                       ----        ----        ----        ----        ----
                         (Dollars in thousands, except per share data*)

Interest income.....  $108,538   $ 86,365    $ 88,566    $ 87,641    $ 80,880
Interest expense....    71,317     51,826      51,844      51,788      45,905
                      --------   --------    --------    --------    --------
Net interest income.    37,221     34,539      36,722      35,853      34,975
Provision for loan
  losses............     1,660      3,632       3,737       2,424       2,300
                      --------   --------    --------    --------    --------
Net interest income
  after provision for
  loan losses.......    35,561     30,907      32,985      33,429      32,675
Other income........     7,261     12,038      10,152       8,696       8,630
Other expenses......    31,353     28,234      27,323      31,163(1)   24,450
                      --------   --------    --------    --------    --------
Income before income
  taxes.............    11,469     14,711      15,814      10,962      16,855
Provision for income
  taxes.............     2,180      5,041       5,799       3,875       6,512
                      --------   --------    --------    --------    --------
Net income..........  $  9,289   $  9,670    $ 10,015    $  7,087     $10,343
                      ========   ========    ========    ========    ========
Per share data:
 Net income-assuming
   dilution.........  $   0.91   $   0.93    $   0.96    $   0.71     $  1.08
 Cash dividends
   paid.............  $   0.51   $   0.49    $   0.46    $   0.42     $  0.37
 Book value.........  $  10.91   $  10.99    $  11.05    $  10.36     $ 10.14
 Shares outstanding
   (year end).......10,112,815 10,043,740   9,887,225   9,658,379   9,228,606
 Weighted average
 shares-assuming
 dilution...........10,196,667 10,415,074  10,387,559   9,894,376   9,591,830

Other financial ratios:
 Return on average
   assets...........     0.58%      0.76%       0.84%       0.61%       0.99%
 Return on average
   equity...........     8.55%      8.64%       9.61%       7.46%      11.57%
 Dividend payout
   ratio............    54.80%     50.62%      44.13%      55.30%      32.69%
 Average equity to
   average assets...     6.82%      8.84%       8.78%       8.19%       8.51%

                            (footnotes on following page)

---------------
* All per share data is adjusted for stock dividends effected through June 30, 2000.
(1) Includes one-time special assessment of $5.3 million pre-tax ($3.2 million net of taxes) for the year ended June 30, 1997 to recapitalize the SAIF of the FDIC in accordance with the Deposit Insurance Funds Act enacted September 30, 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF  OPERATIONS

     The purpose of this discussion is to provide additional information about York Financial Corp. ("York Financial" or the "Corporation"), its financial condition and results of operations. Readers of this annual report should refer to the consolidated financial statements and other financial data presented throughout this report to fully understand the following discussion and analysis.

Forward-Looking Statements

     In addition to historical information, this Annual Report contains forward-looking statements. The forward-looking statements contained in the following sections are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Important factors that might cause such a difference include, but are not limited to, interest rate trends, the general economic climate in the Corporation's market area and the country as a whole, the ability of the Corporation to control costs and expenses, competitive products and pricing, loan delinquency rates and changes in federal and state regulation. Readers should not place undue reliance on these forward-looking statements, as they reflect management's analysis only as of the date of this report. The Corporation has no obligation to update or revise these forward-looking statements to reflect events or circumstances that occur after the date of this report. Readers should carefully review the risk factors described in other documents the Corporation files periodically with the Securities and Exchange Commission ("SEC").

Financial Review

     York Financial is a unitary savings and loan holding company incorporated in Pennsylvania. In August 1986, York Financial became the sole stockholder of York Federal Savings and Loan Association ("York Federal" or "Association"), a federally chartered stock savings and loan association. Presently, the primary business of York Financial is the business of York Federal. At June 30, 2000, the Corporation had consolidated assets of $1.7 billion, total deposits of $1.2 billion and stockholders' equity of $109.9 million. The Association is a member of the Federal Home Loan Bank ("FHLB") of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans, and investment securities. York Federal conducts its business through twenty-five offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage correspondent relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia, although loans are originated in 11 states within the Mid-Atlantic region. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") of the FDIC.

     The Corporation's net income is highly dependent on the interest rate spread between the average rate earned on loans and securities and the average rate paid on deposits and borrowings as well as the amount of the respective assets and liabilities outstanding. Other operating income is an important supplement to York Federal's interest income and includes mortgage banking activities which includes gains on sales of mortgage-backed securities and related value attributed to mortgage servicing rights created from loan originations and service fee income derived from the portfolio of loans serviced for others. Other operating income also includes gains and losses on sales of securities available for sale, gains and losses on sales of real estate, equity in (losses) earnings of limited partnership interests, and fees and service charges assessed on loan and deposit transactions.

Interest Rate Sensitivity Management and Market Risk

     Market risk is the risk of loss from adverse changes in market prices and rates. The Corporation's market risk arises principally from interest rate risk within York Federal. In an effort to maintain control over such risks, management of York Federal focuses its attention on managing the interest rate sensitivity of assets and liabilities and controlling the volume of lending, securities, deposit and borrowing activities. By managing the ratio of interest sensitive assets to interest sensitive liabilities repricing in the same periods, the Association seeks to control the adverse effect of interest rate fluctuations. The Corporation's assets and liabilities are not directly exposed to foreign currency or commodity price risk. At June 30, 2000, the Corporation had no off-balance sheet derivative financial instruments.

     Management utilizes an Asset/Liability Committee (ALCO), which meets at least once each month, to review the Association's interest sensitivity position on an ongoing basis and prepare strategies regarding the acquisition and allocation of funds to maximize earnings and maintain the interest rate sensitivity position at acceptable levels. The Association originates for portfolio principally short and intermediate term and adjustable rate loans and sells most fixed rate loan originations. Additionally, investment securities categorized as available for sale have been acquired for portfolio. The funding sources for these portfolio loans and securities are deposits and borrowings with various maturities. In addition to normal portfolio management activities, strategies are evaluated on an ongoing basis, and implemented as necessary to manage interest rate risk levels, including asset sales, equity infusions to York Federal and extension of maturities of borrowings. As part of our risk management, we utilized all of these strategies with the sale of intermediate term loans totaling $82.6 million during the third quarter, equity infusion totaling $3.0 million to York Federal from cash available at York Financial, equity infusion totaling $15.0 million from the proceeds of a commercial bank borrowing by York Financial and through extensions of maturities on certain borrowings. See Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     The ALCO monitors the Corporation's interest rate risk position by utilizing simulation analysis. Net interest income fluctuations and the net portfolio value ratio are determined in various interest rate scenarios and monitored against acceptable limitations established by management and approved by the Board of Directors. Such rate scenarios include immediate rate shocks adjusting rates in +/- 100 basis point (bp) increments resulting in projected changes to net interest income over the next 12 months and projected net portfolio value ratios as indicated with the comparison of June 30, 2000 to June 30, 1999 in the following table.

     An analysis of hypothetical changes in interest rates as of June 30, 2000 compared to June 30, 1999 is as follows:
                                              June 30,
                     ---------------------------------------------------------
                                  2000                          1999
                     --------------------------   ----------------------------
                                       Percentage change in
                     ---------------------------------------------------------
Change in interest
      rates          Net interest  Net portfolio  Net interest   Net portfolio
 (In basis points)     income (1)      ratio (2)     income (1)      ratio (2)
------------------   ------------   ------------   ------------   ------------

      +300              (28.00)%        4.09%        (14.00)%         4.70%
      +200              (17.00)         5.33          (9.00)          5.75
      +100               (7.00)         6.60          (4.00)          6.69
         0                0.00          7.57           0.00           7.49
      (100)               5.00          8.67           4.00           8.15
      (200)               9.00          8.89           6.00           8.41

                         (footnotes on following page)

-------------
(1) The percentage change in this column represents an increase (decrease) in net interest income for 12 months in a stable interest rate environment versus net interest income for 12 months in the various rate scenarios.
(2) The net portfolio value ratio in this column represents net portfolio value of the Association in various rate scenarios, divided by the present value of expected net cash flows from existing assets in those same scenarios. Net portfolio value is defined as the present value of expected net cash flows from existing assets, minus the present value of expected net cash flows from existing liabilities, plus or minus the present value of expected net cash flows from existing off-balance-sheet contracts.

     Simulation results are influenced by a number of estimates and assumptions with regard to embedded options, prepayment behaviors, pricing strategies and cashflows. The risk profile of the Association has increased from year to year as indicated in the preceding table. The increase in net interest income variability in various rate shock scenarios is due to the continuation of portfolio lending and investment leverage strategies which were funded with convertible borrowings and overnight borrowings resulting in inherently more interest rate risk than previous periods, combined with an increase in market interest rates. Net portfolio value had less variability due to strategies evaluated and implemented to manage risks over the long term. Assumptions and estimates used in simulation analysis are inherently subjective and, as a consequence, results will neither precisely estimate net interest income or net portfolio value nor precisely measure the impact of higher or lower interest rates on net interest income or net portfolio value ratio. The results of these simulations are reported to the Association's Board of Directors on a quarterly basis. Management has determined that the level of interest rate risk is within acceptable limits at June 30, 2000.

Asset Quality

     Management is aware of the risks that are part of York Federal's lending operations and continually monitors risk of the loan portfolio. The Association's Business Banking Group offers financial products and services to small and mid-sized businesses in the Association's branch market area. The nature of these products and services and the financial characteristics of the target client group may have the effect of increasing the Association's credit risk exposure. The Association has employed management expertise and has adopted credit management policies to control the credit risk exposure inherent in this activity.

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

     An analysis of the allowance for loan losses is as follows:

                                             Year Ended June 30,
                               --------------------------------------------
                               2000      1999      1998      1997      1996
                               ----      ----      ----      ----      ----
                                           (Dollars in thousands)

Total allowance for loan
  losses at beginning of
  period.....................$ 10,803  $  8,810  $ 6,413   $ 6,609   $ 5,840
Loans charged-off:
 Real estate-mortgage:
   Residential...............   1,036     1,581    1,701     1,304     1,151
   Commercial................      --        16       68     1,820       620
 Consumer....................     394       397       89       226       100
                             --------  --------  -------   -------   -------
       Total charge-offs ....   1,430     1,994    1,858     3,350     1,871
Recoveries:
 Real estate-mortgage:
   Residential...............     189       325      212       210       156
   Commercial................      24        24      294       516       184
 Consumer....................       8         6       12         4        --
                             --------  --------  -------   -------   -------
       Total recoveries......     221       355      518       730       340
                             --------  --------  -------   -------   -------
       Net loans charged-off.   1,209     1,639    1,340     2,620     1,531
Provision for loan losses....   1,660     3,632    3,737     2,424     2,300
                             --------  --------  -------   -------   -------
Total allowance for loan
 losses at end of period.....$ 11,254  $ 10,803  $ 8,810   $ 6,413   $ 6,609
                             ========  ========  =======   =======   =======
Percentage of net charge-offs
 to average loans outstanding
 during the period...........    0.11%     0.18%    0.13%     0.26%     0.17%
                                 ====      ====     ====      ====      ====
Percentage of allowance for
 loan losses to adjusted
 total loans.................    0.95%     1.17%    0.92%     0.64%     0.70%
                                 ====      ====     ====      ====      ====

     The allowance for loan losses totaled $11.3 million or 0.95% of adjusted total loans of $1.2 billion at June 30,2000 compared to $10.8 million or 1.17% of adjusted total loans of $919.9 million at June 30, 1999. During fiscal 2000, the Association followed the Uniform Retail Credit Classification Policy which was implemented effective June 30, 1999. With the implementation of the policy as of June 30, 1999, a one-time charge to the allowance for loan losses of $408,000 was recognized representing the total amount due on certain loans in excess of the net realizable value of the underlying collateral. An analysis of nonperforming assets follows indicating a decrease in nonaccrual and 90 day past due loans to 0.63% at June 30, 2000 compared to 1.07% at June 30, 1999. Such decrease is attributable to favorable economic conditions consistent with ongoing, aggressive collection efforts to reduce delinquencies. After considering all of the factors disclosed in this asset quality discussion, management believes the allowance for loan loss is adequate relative to its assessment of existing loss characteristics within the loan portfolio and therefore the decrease in the provision for loan losses to $1.7 million for the year ended June 30, 2000 is considered appropriate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on specific circumstances related to future problem loans, increased risk of loss due to a change in mix within the portfolio as well as changes in economic conditions.

     An analysis of nonperforming assets is summarized as follows:

                                                  June 30,
                               --------------------------------------------
                               2000      1999      1998      1997      1996
                               ----      ----      ----      ----      ----
                                          (Dollars in thousands)
Loans accounted for on a
nonaccrual basis:
  Real estate-mortgage:
    Residential..............$    263  $   870   $    --   $    --   $    --
    Commercial...............      --       --        --       950     1,481
    Land.....................      --       --        --        --       200
  Consumer...................      --       49        --        --        --
                             --------  -------   -------   -------   -------
    Total nonaccrual loans...     263      919        --       950     1,681

Accruing loans which are
contractually past due 90
days or more:
  Real estate-mortgage:
    Residential..............   6,428    8,311    14,487    12,735    10,029
  Consumer...................     723      823     1,194       702       383
                             --------  -------   -------   -------   -------
    Total of 90 days past
      due loans..............   7,151    9,134    15,681    13,437    10,412
                             --------  -------   -------   -------   -------
Total of nonaccrual and
 90 days past due loans......$  7,414  $10,053   $15,681   $14,387   $12,093
                             ========  =======   =======   =======   =======
  As a percent of total
    loans....................    0.63%    1.07%     1.63%     1.43%     1.28%
                                 ====     ====      ====      ====      ====
Real estate owned:
 Real estate acquired
  through foreclosure
  or repossession by
  loan type:
    Real estate:
      Residential............$  2,300  $ 4,571   $ 4,543   $ 4,978   $ 4,913
      Commercial.............      --    1,055     2,687     2,714     2,370
      Land...................   1,113    1,319     1,863     2,895     3,349
 Allowance for real estate
  losses.....................     (55)     (45)     (116)     (365)     (955)
                             --------  -------   -------   -------   -------
Total real estate owned......$  3,358  $ 6,900   $ 8,977   $10,222   $ 9,677
                             ========  =======   =======   =======   =======
  As a percent of total
    assets...................    0.20%    0.51%     0.73%     0.88%     0.87%
                                 ====     ====      ====      ====      ====
Total nonperforming assets...$ 10,772  $16,953   $24,658   $24,609   $21,770
                             ========  =======   =======   =======   =======
  As a percent of total
    assets...................    0.64%    1.24%     2.01%     2.12%     1.96%
                                 ====     ====      ====      ====      ====

     The Association's nonaccrual policy generally covers loans, which are 90 or more days past due, dependent upon type of loan and related collateral. All commercial real estate loans are placed on nonaccrual status when the collectibility of interest is uncertain based on specific circumstances evaluated on a loan by loan basis or when interest is more than 90 days past due. In the case of residential real estate and consumer loans, the Association implemented the Uniform Retail Credit Classification Policy effective June 30, 1999 and follows this policy for placing loans on nonaccrual. As noted in the previous table, loans contractually past due 90 days or more and real estate acquired through foreclosure have decreased as compared to the prior period. This is primarily due to the result of: (1) favorable economic conditions; (2) ongoing, aggressive collection efforts to reduce delinquencies; and (3) the impact of sales of real estate owned.

     Management recognizes the risk of reduction in value of real estate owned during the holding period and provides for such risk by maintaining an allowance for real estate losses (such allowance is separate from and in addition to the allowance for loan losses). In fiscal 2000, net charge-offs were $240,000 and additions to the allowance totaled $250,000 resulting in an increase in the allowance to $55,000. Management continually monitors the risk profile of real estate owned and maintains an allowance for real estate losses at a level believed adequate to absorb inherent losses within the real estate portfolio.

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

     Liquidity needs may be met by either reducing assets or increasing liabilities. Sources of asset liquidity include short-term investments, securities available for sale, maturing and repaying loans, and monthly cash flows from mortgage-backed securities. The loan portfolio provides an additional source of liquidity due to York Federal's participation in the secondary mortgage market and resulting ability to sell loans as necessary. Liquidity needs may also be met by attracting deposits and utilizing borrowing arrangements with the FHLB of Pittsburgh and the Federal Reserve Bank of Philadelphia for short and long-term loans as well as other short-term borrowings.

     Deposits represent the Association's primary source of funds. The Association does not rely on brokered deposits as a source of funds. During fiscal 2000, the Association's deposits increased $55.5 million. The deposit growth resulted primarily from aggressive pricing of certificate accounts to retain existing customers and attract new customers. To supplement deposit-gathering efforts, York Federal borrows from the FHLB of Pittsburgh.

     At June 30, 2000, York Federal had $346.3 million in FHLB loans outstanding at a weighted average interest rate of 6.70%, an increase of $235.9 million from $110.4 million in fiscal 1999. The Association was required to purchase additional FHLB stock totaling $13.3 million due to increased FHLB loans outstanding. Other borrowings also increased to $24.1 million at June 30, 2000 from $3.6 million at June 30, 1999. For additional details of FHLB loans and other borrowings, see Note 12 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K

     Amortization and prepayments of loans and proceeds from loan and securities sales represent a substantial source of funds to York Federal. These sources amounted to $466.7 million, $551.4 million and $475.3 million in fiscal 2000, 1999 and 1998, respectively.

     Generally, the principal use of funds is the origination of mortgage and other loans. In addition, leverage strategies to effectively utilize available capital were completed early in fiscal 2000. These strategies resulted in expansion of the investment portfolio through the purchase of available for sale securities as well as an increase in loan balances. Various types of securities were purchased during fiscal 2000 including $9.7 million of Federal National Mortgage Association (FNMA) preferred stock. The carrying value of securities available for sale increased $50.9 million to $369.2 million in fiscal 2000 from $318.3 million in fiscal 1999.

     Loan demand resulted in total originations of $686.0 million in fiscal 2000. Loan originations were obtained through various channels including the retail branch system, commissioned mortgage origination staff, tele-mortgage activity, expanded mortgage correspondent relationships, and Business Banking relationship managers. The volume of originations was favorably impacted by the Association's pricing strategies and a relatively low-rate interest rate environment in the earlier portion of the fiscal year. A significant component of loan origination volume was intermediate term mortgage products, primarily, 5/1 CMT adjustable rate loans (fixed rate for the first five years with annual adjustments thereafter) as well as an increase in the commercial loan portfolio. During fiscal 2000, the loan portfolio increased $262.0 million to $1.2 billion at June 30, 2000. Under current regulations, York Federal is required to maintain liquid assets at 4.0% or more of its net withdrawable deposits plus short-term borrowings. At June 30, 2000, the Association's liquidity level was 6.3%.

     The sources of liquidity previously discussed are deemed by management to be sufficient to fund outstanding loan commitments and meet other obligations. See Notes 18 and 19 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for information on commitments and fair value of financial instruments at June 30, 2000.

Capital

     The management of capital provides the foundation for future asset and profitability growth and is a major strategy in the management of York Financial. Stockholders' equity at June 30, 2000, totaled $109.9 million compared to $110.4 million at June 30, 1999, a decrease of $0.5 million or 0.5%. This decrease was primarily a result of the impact of unrealized losses on available for sale securities, acquisition of treasury stock for issuance in connection with the dividend reinvestment plan, retirement of shares related to a stock repurchase program and cash dividends paid (representing a payout ratio of 54.8%), partially offset by a combination of factors including current earnings and the issuance of shares in connection with various benefit and dividend reinvestment plans.

     During August 1999, the first stock repurchase plan expired and the Board of Directors authorized a second stock repurchase program for up to 478,000 shares of the Corporation's common stock. In February 2000, the second stock repurchase program expired. Under each repurchase plan, share purchases were made from time to time depending on market and business conditions. During fiscal 2000, 118,293 shares were repurchased and retired under the stock repurchase programs. Under its stock repurchase programs, the Corporation has repurchased and retired a total of 395,957 shares. At June 30, 2000, there were no open authorizations for additional share repurchases.

     During the fourth quarter of fiscal 2000, the Corporation acquired 95,000 shares of treasury stock at a cost of $1.3 million. Of this amount, 49,937 shares were issued under the dividend reinvestment plan, with 45,063 shares at a cost of approximately $617,000 remaining in treasury stock at June 30, 2000. These shares are expected to be issued within the next year in connection with the dividend reinvestment plan. Any remaining treasury stock will be retired upon consummation of the merger.

     Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements. At June 30, 2000, the Association meets all three minimum capital requirements. See Item 1, "Regulation -- Federal Regulation of Savings Associations -- Capital Requirements" contained herein and Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Transactions with Affiliates

     Transactions with affiliates are limited to 10% of capital and surplus per affiliate with an aggregate limit on all such transactions with affiliates to 20% of capital and surplus. At June 30, 2000, such transactions are within these regulatory limits. See Item 1, "Regulation -- Federal Regulation of Savings Associations -- Transactions with Affiliates" contained herein.

Results of Operations

     Fiscal 2000 Compared to Fiscal 1999

     Net Interest Income. York Financial's earnings are affected by the level of York Federal's net interest income, which is the difference between the income it receives on its loan portfolio and other investments and its cost of funds, consisting primarily of interest paid on deposits and borrowings. Net interest income is affected by the average yield on interest-earning assets, the average rate paid on interest-bearing liabilities, and the ratio of interest-earning assets to interest-bearing liabilities.

     Net interest income for fiscal 2000 was $37.2 million, as compared to $34.5 million for fiscal 1999, which represents a 7.8% increase. The increase in net interest income was primarily due to an increase in average balances in loan and securities portfolios, which more than offset the lower earning asset yield and the higher cost of funds rate. The margin on interest-earning assets for fiscal 2000 decreased to 2.47% from 2.90% for fiscal 1999. The following table provides information regarding the dollar amount of interest income earned on interest-earning assets and the resulting yields, as well as the dollar amount of interest expense on interest-bearing liabilities and the resulting rates paid for the three years ending June 30, 2000.


                                                           Year Ended June 30,
                             ----------------------------------------------------------------------------
                                       2000                       1999                        1998
                    Yield/   -----------------------  ------------------------  -------------------------
                    Rate at          Interest                  Interest                 Interest
                    June 30, Average    and   Yield/  Average     and   Yield/  Average    and    Yield/
                     2000    Balance Dividends Cost   Balance  Dividends Cost   Balance   Dividends  Cost
                     ----    ------- --------- ----   -------  --------- ----   -------   ---------  ----
                                                            (Dollars in thousands)
Interest earning
assets:
 Loans(1)(2)(3)..... 7.67% $1,102,319 $ 82,772  7.51% $  900,213 $69,880  7.76%  $  997,078 $80,893  8.11%
 Securities held for
  trading...........   --       1,111       78  7.02       9,478     601  6.34       10,314     688  6.67
 Securities avail-
  able for sale..... 6.50     353,270   22,368  6.33     132,478   8,120  6.13       56,858   3,770  6.63
 Securities held to
  maturity.......... 7.12      43,237    2,839  6.57      21,347   1,308  6.13       15,015     930  6.19
 Other interest-
  earning assets.... 6.59       8,379      481  5.74     129,118   6,456  5.00       41,721   2,285  5.48
                     ----  ---------- --------  ----  ---------- -------  ----   ---------- -------  ----
 Total interest-
  earning assets.... 7.39   1,508,316  108,538  7.20   1,192,634  86,365  7.24    1,120,986  88,566  7.90
 Noninterest-
  earning assets....           83,711                     74,497                     65,773
                           ----------                 ----------                 ----------
      Total.........       $1,592,027                 $1,267,131                 $1,186,759
                           ==========                 ==========                 ==========

Interest-bearing
liabilities:
 Deposits:
  NOW accounts...... 1.34  $  111,181    1,924  1.73  $  106,543   2,079  1.95   $   94,847   2,167  2.28
  Savings accounts.. 2.50      47,099    1,178  2.50      58,492   1,463  2.50       66,052   1,676  2.54
  Money market
   accounts......... 5.02     324,463   14,750  4.55     293,084  12,762  4.35      233,500  10,794  4.62
  Certificate
   accounts......... 5.93     621,276   34,657  5.58     612,710  33,693  5.50      608,126  35,107  5.77
 Borrowings......... 6.76     326,262   18,808  5.76      36,435   1,829  5.02       38,871   2,100  5.40
                     ----  ---------- --------  ----  ---------- -------  ----   ---------- -------  ----
Total interest-bearing
 liabilities........ 5.48   1,430,281   71,317  4.99   1,107,264  51,826  4.68    1,041,396  51,844  4.98
                     ----  ---------- --------  ----  ---------- -------  ----   ---------- -------  ----
Noninterest-bearing
 deposits...........           26,055                     22,245                     23,097
Noninterest-bearing
 liabilities........           27,086                     25,659                     18,070
                           ----------                 ----------                 ----------
                            1,483,422                  1,155,168                  1,082,563
Stockholders'
  equity............          108,605                    111,963                    104,196
                           ----------                 ----------                 ----------
   Total............       $1,592,027                 $1,267,131                 $1,186,759
                           ==========                 ==========                 ==========
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities........            1.05x                      1.08x                      1.08x
                                ====                       ====                       ====
Net interest
 income/interest
 rate spread........ 1.91%            $ 37,221  2.21%            $34,539  2.56%             $36,722  2.92%
                     ====             ========  ====             =======  ====              =======  ====
Net interest-earning
 assets/margin
 on interest-earning
 assets.............       $   78,035           2.47% $   85,370          2.90%  $   79,590          3.28%
                           ==========           ====  ==========          ====   ==========          ====
-------------
(1)   Average balances include loans on nonaccrual status.
(2)   Average balances include amounts held for sale.
(3)   Interest includes amortization of loan fees of $0.3 million, $0.2 million and $0.2 million in 2000,
      1999 and 1998, respectively.

                                                     35

     During fiscal 2000, York Federal originated $686.0 million of loans including loans refinanced from the Association's portfolio totaling $6.2 million. The result of these originations, when combined with mortgage loan securitizations or sales totaling $114.2 million and loan repayment activity, was an increase of 22.5% or $202.1 million in average loans outstanding during fiscal 2000. The average balance of securities and other interest-earning assets increased $113.6 million over the prior fiscal year and results primarily from the above mentioned secondary market activity and the Corporation's leveraging strategy. The increase in interest-earning assets was funded by an increase in average deposits of $33.2 million or 3.1% and an increase in average borrowings of $289.8 million or 795.5%. The primary factor effecting the increase in interest income was the increased volume of interest-earning assets and the composition shift from overnight investments to higher yielding earning assets. Offsetting the favorable effect the shift in composition had to yield on earning assets was downward repricing in the loan portfolio resulting in the yield on interest-earning assets decreasing 4 basis points to 7.20%. The average rate on interest-bearing liabilities increased to 4.99% as compared to 4.68% in the prior fiscal year. The higher rate on interest-bearing liabilities was primarily a result of the increase in the cost of funds for borrowings related to increasing market rates and repricing of short term maturities of such borrowings. The average rate paid on borrowings increased to 5.76% as compared to 5.02% in the prior fiscal year. The net effect caused the interest rate spread for the current fiscal year to decrease to 2.21% from 2.56% in fiscal 1999.

    The volume/rate analysis shown in the following table presents a comparative analysis of reported interest income and expense in relation to changes in specific asset and liability account balances (volume) and corresponding interest rates (rate). This analysis illustrates the net impact of previously discussed volume and rate changes on net interest income for fiscal 2000 compared to fiscal 1999, and fiscal 1999 compared to fiscal 1998. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in volume and
(2) changes in rates. The change in interest income/expense due to both volume and rate has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

                                       Year Ended June 30,
                    ---------------------------------------------------------
                      2000 Compared to 1999        1999 Compared to 1998
                    Increase (Decrease) Due to:  Increase (Decrease) Due to:
                    ---------------------------  ----------------------------
                                        Rate/                         Rate/
                    Volume     Rate      Net     Volume     Rate       Net
                    ------     ----      ---     ------     ----       ---
                                          (In thousands)
Interest income:
 Loans............  $15,176  $(2,284)  $12,892  $(7,758)  $(3,255)  $(11,013)
 Securities held
  for trading.....     (531)       8      (523)     (55)      (32)       (87)
 Securities avail-
  able for sale...   13,807      441    14,248    4,425       (75)     4,350
 Securities held
  to maturity.....    1,374      157     1,531      367        11        378
 Other interest-
  earning assets..   (6,037)      62    (5,975)   4,370      (199)     4,171
                    -------  -------   -------  -------   -------   --------
    Total.........   23,789   (1,616)   22,173    1,349    (3,550)    (2,201)
Interest expense:
 Deposits:
  NOW accounts....       81     (236)     (155)     228      (316)       (88)
  Savings
   accounts.......     (285)      --      (285)    (192)      (21)      (213)
  Money market
   accounts.......    1,409      579     1,988    2,595      (627)     1,968
  Certificate
   accounts.......      474      490       964      252    (1,666)    (1,414)
 Borrowings.......   16,668      311    16,979     (127)     (144)      (271)
                    -------  -------   -------  -------    ------    -------
    Total.........   18,347    1,144    19,491    2,756    (2,774)       (18)
                    -------  -------   -------  -------    ------    -------
Net interest
  income..........  $ 5,442  $(2,760)  $ 2,682  $(1,407)   $ (776)   $(2,183)
                    =======  =======   =======  =======    ======    =======

     Provision for Loan Losses. In fiscal 2000, additions were made to the allowance for loan losses in the amount of $1.7 million resulting in an allowance (net of charge-offs and recoveries of $1.2 million) of $11.3 million, or 0.95% of the loan portfolio, compared to an allowance of $10.8 million, or 1.17% at fiscal year end 1999. See "Asset Quality" for further discussion of the allowance for loan losses.

     Other Income. Other income was $7.3 million for fiscal 2000, a decrease of $4.8 million or 39.7% compared to 1999. Mortgage banking income for fiscal 2000 decreased $2.0 million or 61.2% as compared to the same period in 1999. Included in mortgage banking income are gain on sales of loans and unrealized gain on trading securities of $421,000 for fiscal 2000 compared to $2.2 million for fiscal 1999. Due to a change in the rate environment, the primary type of loan originated by York Federal has been for portfolio. This reduced the volume of loans originated for sale through the mortgage banking activity and the resulting gain on sale of such loans. Mortgage-backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At June 30, 2000, there were no securities held for trading.

     The portfolio of loans serviced for others totaled $542.7 million at June 30, 2000, with a net average servicing rate of approximately 16.1 basis points, as compared to $494.7 million at June 30, 1999 with a net average servicing rate of approximately 9.2 basis points. The increase in the portfolio of loans serviced for others was primarily attributable to the sale of intermediate term loans totaling $82.6 million during the third quarter. Net servicing rate increased 6.9 basis points primarily as a result of changes in prepayment speeds from year to year, which lowered interest related expenses and favorably impacted lower of cost or market adjustments. Additionally, amortization of capitalized mortgage servicing rights was reduced to $609,000 in fiscal 2000 from $735,000 in fiscal 1999 as a result of slower prepayment speeds. This amortization is recognized as a reduction of gross servicing fee income. The combination of these volume and rate changes caused net loan servicing fees for fiscal 2000 to increase to $829,000 as compared to the fiscal 1999 level of $496,000.

     During fiscal 2000, there were no sales of servicing unlike in fiscal 1999, when there was a sale of servicing of approximately $84.2 million of loans, which resulted in a gain of $475,000. For additional information on loan servicing fees and mortgage banking activity, refer to Notes 1 and 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     Gain on the sale of securities available for sale totaled $286,000 at June 30, 2000 as compared to $794,000 at June 30, 1999. During the current fiscal year, changes in the rate environment provided limited opportunity for portfolio repositioning.

     Gain on sales of real estate during fiscal 2000 totaled $214,000 as compared to $1.6 million during fiscal 1999 and was the result of dispositions of real estate acquired in the normal course of business. The decrease in gain on sale of real estate during fiscal 2000 was primarily due to nonrecurring gain transactions in fiscal 1999 with the disposition of a commercial real estate property at a gain totaling $470,000 and the recognition of the gain on sale of a property previously deferred in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate" in the amount of $844,000.

     Fees and service charges for fiscal 2000 increased $1.1 million or 29.5% to $4.7 million as compared to $3.6 million in fiscal 1999. The increase in fees and service charges is primarily a result of growth in loan and deposit volume. The increase in deposit account servicing fees is related to increased volume of electronic transactions initiated by deposit customers including inter-account sweeps, ATM transactions and VISA debit card utilization. In addition, increased commercial loan and checking account relationships initiated through expanded Business Banking activities and the related fee structure associated with such accounts contributed to the increase in fees and service charges.

     The Corporation is a partner in various joint ventures. For the year ended June 30, 2000, losses from joint ventures totaled $1.4 million as compared to gains of $1.2 million in 1999. The variance related to joint ventures and partnerships is due primarily to the following factors: (1) For fiscal 2000, losses of $956,000 on a venture capital partnership resulted from the decreased market value of underlying portfolio investments and operating losses compared to gains of $1.4 million in fiscal 1999; (2) The Corporation is a limited partner in several partnerships for the purpose of acquiring, renovating, operating and leasing qualified low-income housing and historic properties. During fiscal 2000, losses related to these partnerships amounted to $514,000 compared to losses of $213,000 for fiscal 1999. Benefits attributed to these partnerships included low income housing and historic tax credits. For additional information on investments in joint ventures see Note 10 and Note 13 of the Notes to Consolidated Financial Statements contained in
Item 8 of this Form 10-K

     Other operating income was $2.3 million in fiscal 2000 as compared to $1.5 million in fiscal 1999. As products and services become more fully integrated within the retail branch system, related income derived from discount brokerage, insurance and title insurance activities resulted in an increase in other operating income. Other effects on other operating income were income on corporate-owned life insurance policies related to a supplemental executive retirement plan and other retirement benefits.

     Other Expenses. Other expenses of $31.4 million increased $3.1 million or 11.1% in fiscal 2000 as compared to $28.2 million in fiscal 1999.

     Salaries and employee benefits increased $1.4 million or 9.6% in fiscal 2000 over fiscal 1999 and is attributable to a combination of the following factors: annual adjustments through the salary administration program, increased commissions related to brokerage and insurance activities and expenses related to a supplemental executive retirement plan. The number of full time equivalent personnel at June 30, 2000 was 396 compared to 422 at June 30, 1999.

     Occupancy expense increased $110,000 or 2.9% in fiscal 2000 over fiscal 1999 as a result of normal inflationary pressure on facilities management activities. Federal deposit insurance decreased $199,000 or 30.8% as compared to fiscal 1999 due to lower Financing Corporation (FICO) debt service assessment by the FDIC. Real estate expenses decreased $92,000 or 10.6% in fiscal 2000 as compared to fiscal 1999 and is primarily attributable to a decrease in carrying costs related to the decreasing real estate owned portfolio. Data processing increased $328,000 or 24.0% in fiscal 2000 compared to fiscal 1999 due to costs related to technology purchases to enhance efficiency. Advertising cost increased $503,000 or 43.5% in fiscal 2000 as compared to fiscal 1999 and is primarily attributable to ongoing efforts to enhance customer and product awareness through various media campaigns. Other expenses increased $1.1 million or 17.7% in fiscal 2000 as compared to fiscal 1999 as a result of increased cost of services and the effects of increased loan and deposit volume.

     Provision for Income Taxes. The provision for income taxes of $2.2 million for fiscal 2000 represents an effective tax rate of 19.0% as compared to 34.2% for fiscal 1999. The decrease in the effective tax rate is primarily attributable to the increase in tax credits recognized on tax favored community redevelopment projects from year to year and favorable results of a Delaware investment holding company activity. For a more comprehensive analysis of income tax expense, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Results of Operations

     Fiscal 1999 Compared to Fiscal 1998

     Net Interest Income. Net interest income for fiscal 1999 was $34.5 million, as compared to $36.7 million for fiscal 1998, which represents a 6.0% decrease. The margin on interest-earning assets for fiscal 1999 decreased to 2.90% from 3.28% for fiscal 1998. For further information, see "Average Balances and Interest Yield/Rate Analysis" and "Volume/Rate Analysis" tables included in this Item 7.

     During fiscal 1999, York Federal originated $577.8 million of loans including loans refinanced from the Association's portfolio totaling $62.8
million and mortgage loans securitized or sold of $241.3 million.   The result
of these activities, when combined with loan repayments including refinance activity, was a 9.7% decrease or $96.8 million in average loans outstanding during fiscal 1999. The average balance of securities and other interest-earning assets increased $168.5 million over the prior fiscal year and results from a decrease in loans and an increase in average deposits of $68.3 million or 6.8% partially offset by lower average borrowings of $2.4 million or 6.3%. The resulting shift in composition of the Association's assets coupled with the lower interest rate environment had a negative effect on interest income and contributed to the yield on earning assets decreasing 66 basis points to 7.24%. Even though in total, interest-earning assets increased 6.4% in fiscal 1999 compared to fiscal 1998, the decrease in yield on interest-earning assets resulted in a decrease in interest income. This combination of volume and rate changes resulted in a net decrease in interest income of $2.2 million, or 2.5%.

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

     Provision for Loan Losses. In fiscal 1999, additions were made to the allowance for loan losses in the amount of $3.6 million resulting in an allowance (net of charge-offs and recoveries of $1.6 million) of $10.8 million, or 1.17% of the loan portfolio, compared to an allowance of $8.8 million, or .92% at fiscal year end 1998. See "Asset Quality" for further discussion of the allowance for loan losses.

     Other Income. Other income was $12.0 million for fiscal 1999, an increase of $1.9 million or 18.6% over 1998. Mortgage banking income for fiscal 1999 decreased $501,000 or 13.3% as compared to the same period in 1998 and included gain on sales of loans and trading securities of $2.3 million. Mortgage-backed securities created in conjunction with the Association's mortgage banking activities are deemed trading securities and are carried at fair value with unrealized gains and losses reported in the income statement. At June 30, 1999, there were no securities held for trading.

     The portfolio of loans serviced for others totaled $494.7 million at June 30, 1999, with an average net servicing rate of approximately 9.2 basis points, as compared to $487.1 million at June 30, 1998, with an average net servicing rate of approximately 13.6 basis points. A portion of the change in the balance of loans serviced for others was the sale of servicing on approximately $84.2 million of loans consummated in May 1999 with a net gain of $475,000. Such transaction is in addition to normal securitization and repayments within the portfolio both of which increased over prior year levels due to the stable and low-rate interest rate environment. In consideration of the timing of these transactions, the average balance outstanding of loans serviced for others increased $42.6 million in fiscal 1999. The decrease in net servicing rate of 4.4 basis points is primarily due to the capitalization of mortgage servicing rights. Amortization of capitalized mortgage servicing rights was $735,000 in fiscal 1999 compared to $442,000 in fiscal 1998, and is recognized as a reduction of gross servicing fee income. In addition, interest costs incurred by the Association in connection with the increased level of repayments resulted in downward pressure on the net servicing rate. The combination of these volume and rate changes caused net loan servicing fees for fiscal 1999 to decrease $496,000 as compared to the fiscal 1998 level of $677,000. For additional information on loan servicing fees and mortgage banking activity see Notes 1 and 7 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     Gain on sale of securities available for sale totaled $794,000 at June 30, 1999 as compared to $174,000 at June 30, 1998. During the current fiscal year, FNMA introduced a program, which provides for the securitization of high loan-to-value seven year balloon loans. Management, recognizing the default risk associated with this loan type, securitized $58.0 million of loans within the portfolio qualifying under the FNMA program. Furthermore, in consideration of the interest rate risk associated with this asset, $40.6 million of these securities were sold resulting in the aforementioned gain during fiscal 1999. The balance of such securities, are held in the Association's securities available for sale portfolio at June 30, 1999.

     Gain on sales of real estate during fiscal 1999 totaled $1.6 million as compared to $193,000 during fiscal 1998, and is the result of dispositions of real estate acquired in the normal course of business. The increase in gain on sale of real estate property during fiscal 1999 was primarily due to the disposition of a commercial real estate propertyand the recognition of the gain on sale of a property previously deferred in accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate."

     Fees and service charges for fiscal year 1999 increased $385,000 or 12.0% to $3.6 million as compared to $3.2 million in fiscal 1998. The increase in fees and service charges is primarily a result of growth in loan and deposit volume. Loan volume was higher due to increased originations of $138.6 million to $577.8 million during fiscal 1999. The increase in deposit account servicing fees is related to increased volume of electronic transactions initiated by deposit customers, including inter-account sweeps, ATM transactions and VISA debit card utilization. In addition, increased commercial checking account relationships initiated through expanded Business Banking activities and related fee structure associated with such accounts contributed to the increase in fees and service charges.

     The Corporation is a partner in various joint ventures. For the year ended June 30, 1999, income from joint ventures totaled $1.2 million as compared to $1.4 million in fiscal 1998. The income is related to the Corporation's share in the net income of a venture capital partnership resulting from the increased market value of underlying portfolio investments. For additional information on investments in joint ventures see Note 10 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     Other operating income was $1.5 million in fiscal 1999 as compared to $1.4 million in fiscal 1998. As products and services become more fully integrated within the retail branch system, related income delivered through discount brokerage and insurance activities was the primary reason for the increase in other operating income. Other effects on other operating income were income on corporate-owned life insurance policies related to a supplemental executive retirement plan, which was partially offset by a reduction in appraisal and inspection fees performed for third parties. Lender Support Group, an affiliate of the Association, performed appraisal and inspection activities for the Association and the general public. Effective September 30, 1998, the activities of Lenders Support Group were absorbed into the mortgage banking activity of the Association with appraisal and inspection activities for third parties discontinued.

     Other Expenses. Other expenses of $28.2 million increased $911,000 or 3.3% in fiscal 1999 as compared to $27.3 million in fiscal 1998 primarily due to an increase in salaries and benefits.

     Salaries and employee benefits increased $986,000 or 7.5% in fiscal 1999 over fiscal 1998 and is attributable to a combination of the following factors: annual adjustments through the salary administration program, increased staffing within the Retail Banking Group in connection with new branches, increased commissions related to brokerage and insurance activities, commissions and overtime due to increased loan volume and decreases in incentive and profit sharing compensation due to lower operating results. Full time equivalent personnel increased from 389 at June 30, 1998, to 422 at June 30, 1999.

     Occupancy expense increased $205,000 or 5.7% in fiscal 1999 over fiscal 1998 as a result of normal inflationary pressure on facilities management activities. Real estate expenses decreased $531,000 or 37.8% in fiscal 1999 as compared to fiscal 1998 and is primarily attributable to a decrease in the provision for possible real estate losses. Data processing increased $255,000 or 23.0% in fiscal 1999 compared to fiscal 1998 due to costs related to technology purchases to enhance efficiency. Advertising cost increased $76,000 or 7.0% in fiscal 1999 as compared to fiscal 1998 and is primarily attributable to ongoing efforts to enhance customer and product awareness through various media campaigns. Other expenses decreased $98,000 or 1.5% in fiscal 1999 as compared to fiscal 1998 as a result of increased cost of services and the effects of increased loan and deposit volume offset by elimination of cost incurred in 1998 with third parties to examine the Association's operating efficiencies.

     Provision for Income Taxes. The provision for income taxes of $5.0 million for fiscal 1999 represents an effective tax rate of 34.2% as compared to 36.7% for fiscal 1998. The decrease in the effective tax rate is primarily attributable to the favorable results of a Delaware investment holding company activity and an increase in tax credits recognized on tax favored community redevelopment projects from year to year. For a more comprehensive analysis of income tax expense, see Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Impact of Year 2000

     We passed the turn of the century without any internal or third party problems but will continue to monitor as we pass certain first events of the new year. Various first events have already been tested and reviewed as part of the Year 2000 action plan. We will have our contingency plans in effect on a continual basis in the unlikely event a year 2000 disruption occurs.

     The incremental cost and related investment of the Year 2000 effort has been estimated to total $320,000. The timing and recognition of such costs has not been considered to be material to any one period. Additional costs in the current fiscal year related to Year 2000 are not expected.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
--------------------------------------------------------------------

     The information set forth in "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations of York Financial -- Interest Rate Sensitivity Management and Market Risk" contained in Item 7 of this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

            Index to Consolidated Financial Statements              Page
                                                                    ----

         Report of Independent Auditors                              43

         Consolidated Balance Sheets, June 30, 2000 and 1999         44

         Consolidated Statements of Income For the Years
             Ended June 30, 2000, 1999 and 1998                      45

         Consolidated Statements of Stockholders' Equity For
             the Years Ended June 30, 2000, 1999 and 1998            46

         Consolidated Statements of Cash Flows For the Years
             Ended June 30, 2000, 1999 and 1998                      47

         Notes to Consolidated Financial Statements                  49

                        [Letterhead of Ernst & Young LLP]

                         Report of Independent Auditors

The Board of Directors
York Financial Corp.

We have audited the accompanying consolidated balance sheets of York Financial Corp. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of York Financial Corp. and subsidiaries at June 30, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

/s/Ernst & Young LLP

Baltimore, Maryland
July 19, 2000

                     York Financial Corp. and Subsidiaries

                           Consolidated Balance Sheets

                                                            June 30
                                                     2000          1999
                                                 -------------------------
                                                         (In Thousands)
Assets

Cash and due from banks:
  Noninterest-earning                            $    24,470   $    22,813
  Interest-earning                                    12,856         8,958
                                                 -------------------------
                                                      37,326        31,771
Loans held for sale, net                               4,415        30,631
Securities available for sale                        346,505       295,691
Securities held to maturity (fair
 value of $22,105--2000; $22,635--1999)               22,689        22,618
Loans receivable, net                              1,171,211       909,193
Real estate, net                                       4,146         8,633
Premises and equipment, net                           21,133        20,842
Federal Home Loan Bank stock, at cost                 21,290         7,976
Accrued interest receivable                           10,340         8,581
Other assets                                          25,064        20,952
Investments in joint ventures                          9,526         7,738
                                                 -------------------------
Total assets                                     $ 1,673,645   $ 1,364,626
                                                 =========================

Liabilities and stockholders' equity

Liabilities:
  Deposits                                       $ 1,170,728   $ 1,115,253
  Federal Home Loan Bank loans and other
    borrowings                                       370,390       113,962
  Advances from borrowers for taxes and
    insurance                                          5,302         4,281
  Other liabilities                                   17,347        20,720
                                                 -------------------------
Total liabilities                                  1,563,767     1,254,216

Commitments and contingencies

Stockholders' equity:
  Preferred stock: 10,000,000 shares authorized
    and unissued                                          -             -
  Common Stock, $1.00 par value:
    Authorized 20,000,000 shares; issued 2000--
    10,112,815 shares; 1999--9,565,467 shares         10,113         9,565
  Additional capital                                  97,004        90,417
  Retained earnings                                   12,427        15,028
  Accumumlated other comprehensive income             (8,519)       (3,938)
  Unearned ESOP shares                                  (530)         (662)
  Less:Treasury stock, at cost; 2000--45,063 shares     (617)           -
                                                 -------------------------
Total stockholders' equity                           109,878       110,410
                                                 -------------------------
Total liabilities and stockholders' equity       $ 1,673,645   $ 1,364,626
                                                 =========================

See accompanying notes

                      York Financial Corp. and Subsidiaries

                        Consolidated Statements of Income

                                                    Year Ended June 30
                                                2000       1999       1998
                                             -------------------------------
                                              (Dollars in Thousands, Except
                                                      Per Share Data)
Interest income:
   Interest and fees on loans             $   82,772  $   69,880  $   80,893
   Interest on securities held for trading        78         601         688
   Interest and dividends on securities
     available for sale                       22,368       8,120       3,770
   Interest and dividends on securities
     held to maturity                          2,839       1,308         930
   Other interest income                         481       6,456       2,285
                                          ----------------------------------

     Total interest income                   108,538      86,365      88,566

Interest expense:
   Interest on deposits                       52,509      49,997      49,744
   Interest on borrowings                     18,808       1,829       2,100
                                          ----------------------------------
     Total interest expense                   71,317      51,826      51,844
                                          ----------------------------------
     Net interest income                      37,221      34,539      36,722
Provision for loan losses                      1,660       3,632       3,737
                                          ----------------------------------
   Net interest income after provision
     for loan losses                          35,561      30,907      32,985

Other income:
   Mortgage banking                            1,265       3,256       3,757
   Gain on sales of securities available
    for sale                                     286         794         174
   Gain on sales of real estate                  214       1,599         193
   Fees and service charges                    4,662       3,601       3,216
   (Loss) income from joint ventures          (1,431)      1,241       1,411
   Other operating income                      2,265       1,547       1,401
                                          ----------------------------------
     Total other income                        7,261      12,038      10,152
                                          ----------------------------------
Other expenses:
   Salaries and employee benefits             15,503      14,140      13,154
   Occupancy                                   3,912       3,802       3,597
   Federal deposit insurance                     447         646         628
   Real estate                                   780         872       1,403
   Data processing                             1,693       1,365       1,110
   Advertising                                 1,660       1,157       1,081
   Other                                       7,358       6,252       6,350
                                          ----------------------------------
     Total other expenses                     31,353      28,234      27,323
                                          ----------------------------------
Income before income taxes                    11,469      14,711      15,814
Provision for income taxes                     2,180       5,041       5,799
                                          ----------------------------------
Net income                                $    9,289  $    9,670  $   10,015
                                          ==================================

Per share data:
   Net income                             $     0.93  $     0.96  $     1.04
                                          ==================================
   Net income-assuming dilution           $     0.91  $     0.93  $     0.96
                                          ==================================
   Cash dividends paid                    $     0.51  $     0.49  $     0.46
                                          ==================================
Weighted average shares                    9,986,268  10,042,999   9,674,288
                                          ==================================
Weighted average shares-
   assuming dilution                      10,196,667  10,415,074  10,387,559
                                          ==================================

See accompanying notes
                                      45


                                                      York Financial Corp. and Subsidiaries

                                                Consolidated Statements of Stockholders' Equity

                                                                   Accumulated
                                                                      Other     Unearned
                                    Common   Additional  Retained Comprehensive   ESOP     Treasury
                                     Stock    Capital    Earnings    Income      Shares     Stock    Total
                                    -----------------------------------------------------------------------
                                                                  (In Thousands)
Balance, June 30, 1997              $ 7,008  $ 80,633    $ 13,290      $ 79     $ (927)     $ -    $100,083
 Comprehensive income
  Net income                             -         -       10,015        -          -         -      10,015
  Net change in unrealized gains on
   available-for-sale securities, net
   of income tax benefits of $128        -         -           -        239         -         -         239
                                                                                                   --------
     Total comprehensive income                                                                      10,254
                                                                                                   --------
 Cash dividends paid                     -         -       (4,419)       -          -         -      (4,419)
 Stock options exercised                118       723          -         -          -         -         841
 Income tax benefit of stock
   options exercised                     -        531          -         -          -         -         531
 Common stock issued under dividend
   reinvestment plan                    107     2,223          -         -          -         -       2,330
 5-for-4 stock split effected in
   the form of a 25% common stock
   dividend--1,762,158 shares         1,762    (1,783)         -         -          -         -         (21)
 Release of ESOP shares                  -        172          -         -         132        -         304
 Retirement of common stock             (27)     (651)         -         -          -         -        (678)
                                    -----------------------------------------------------------------------
Balance, June 30, 1998                8,968    81,848      18,886       318       (795)       -     109,225
 Comprehensive income
  Net income                             -         -        9,670        -          -         -       9,670
  Net change in unrealized losses on
   available-for-sale securities, net
   of income tax benefits of $2,292      -         -           -     (4,256)        -         -      (4,256)
                                                                                                   --------
     Total comprehensive income                                                                       5,414
                                                                                                   --------
 Cash dividends paid                     -         -       (4,896)       -          -         -      (4,896)
 Stock options exercised                287     1,542          -         -          -         -       1,829
 Income tax benefit of stock options
   exercised                             -        794          -         -          -         -         794
 Common stock issued under dividend
   reinvestment plan                    151     2,114          -         -          -         -       2,265
 5% Common stock dividend--459,408
   shares at fair value                 459     8,155      (8,632)       -          -         -         (18)
 Release of ESOP shares                  -         61          -         -         133        -         194
 Retirement of common stock            (300)   (4,097)         -         -          -         -      (4,397)

                                    -----------------------------------------------------------------------
Balance, June 30, 1999              $ 9,565  $ 90,417    $ 15,028  $ (3,938)    $ (662)    $  -    $110,410

 Comprehensive income
  Net income                             -         -        9,289        -          -         -       9,289
  Net change in unrealized losses
   on available-for-sale securities,
   net of income tax benefits of
   $2,467                                -         -           -     (4,581)        -         -      (4,581)
                                                                                                   --------
     Total comprehensive income                                                                       4,708
                                                                                                   --------
 Cash dividends paid                     -         -       (5,091)       -          -         -      (5,091)
 Stock options exercised                 46       240          -         -          -         -         286
 Income tax benefit of stock
   options exercised                     -        143          -         -          -         -         143
 Common stock issued under
   dividend reinvestment plan           144     1,375          -         -          -        684      2,203
 5% Common stock dividend--
   476,087 shares at fair value         476     6,308      (6,799)       -          -         -         (15)
 Release of ESOP shares                  -         69          -         -         132        -         201
 Retirement of common stock            (118)   (1,548)         -         -          -         -      (1,666)
 Acquisition of treasury stock           -         -           -         -          -     (1,301)    (1,301)
                                    -----------------------------------------------------------------------
Balance, June 30, 2000              $10,113  $ 97,004     $12,427  $ (8,519)    $ (530)  $  (617)  $109,878
                                    =======================================================================

See accompanying notes



                      York Financial Corp. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                   Year Ended June 30
                                               2000       1999        1998
                                             --------------------------------
                                                    (In Thousands)

Operating Activities
Net income                                  $   9,289  $   9,670  $   10,015
Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
   Amortization and accretion on securities
     and loans, net                              (188)       (22)       (181)
   Provision for loan losses                    1,660      3,632       3,737
   Provision for real estate losses               250        250         914
   Depreciation and amortization                2,290      2,161       1,834
   Deferred income taxes                        1,882      3,174        (793)
   Loans originated for sale                  (16,583)  (196,803)   (158,494)
   Proceeds from sales of trading securities   31,327    175,963     152,221
   Realized gains on trading securities          (421)    (2,240)     (2,377)
   Realized gains on sales of securities
     available for sale                          (286)      (794)       (174)
   (Increase) decrease in accrued interest
     and other assets                          (5,837)    (9,082)      2,161
   (Decrease) increase in other liabilities      (764)    (1,337)      3,858
   Other                                         (595)    (2,868)     (2,251)
                                             --------------------------------
Net cash provided by (used in) operating
 activities                                    22,024    (18,296)     10,470


Investing Activities
Purchase of securities available for sale     (82,463)  (268,815)    (10,344)
Proceeds from sales of securities available
 for sale                                      93,133     40,294      14,126
Proceeds from maturities of securities
 available for sale                               103     21,288          65
Purchases of securities held to maturity            -    (22,352)     (2,000)
Purchases of FHLB stock                       (13,314)         -         (69)
Proceeds from maturities of securities
 held to maturity                                   -      5,500       5,090
Principal repayments on securities             15,010     21,673      10,137
Net decrease in short-term investments              -         77           -
Loans originated or acquired, net of
 increase in deferred loan fees              (665,233)  (319,140)   (256,092)
Principal collected on loans                  316,208    293,498     260,215
Proceeds from sales of loans                   11,577      1,669      33,426
Purchases of real estate                         (563)      (370)       (412)
Proceeds from sales of real estate              6,471      7,069       6,072
Purchases of premises, equipment, and
 leasehold improvements, net                   (2,138)    (3,039)     (4,078)
Other                                          (1,711)    (2,324)      2,321
                                             --------------------------------
Net cash (used in) provided by investing
 activities                                  (322,920)  (224,972)     58,457

                      York Financial Corp. and Subsidiaries

                                             Year Ended June 30
                                           2000      1999      1998
                                       ------------------------------
                                                 (In Thousands)

Financing Activities
Net increase in noninterest-bearing
 demand deposits, interest-bearing
 transaction accounts and savings
 accounts                                 1,052     65,838     53,645
Net increase (decrease) in certificates
 of deposit                              54,423    (16,363)    19,026
Net increase (decrease) in Federal Home
 Loan Bank loans and other borrowings   256,428     86,101    (18,375)
Issuance of common stock:
 Dividend Reinvestment Plan               1,519      2,265      2,330
 Stock Option Plans                         286      1,455        163
Cash dividends paid                      (5,091)    (4,896)    (4,419)
Retirement of stock                      (1,666)    (4,023)         -
Cash paid in lieu of fractional shares      (15)       (18)       (21)
Acquistion of treasury stock             (1,301)         -          -
Issuance of treasury stock                  684          -          -
Release of ESOP shares                      132        133        132
                                       ------------------------------
Net cash provided by financing
 activities                             306,451    130,492     52,481
                                       ------------------------------
Increase (decrease) in cash and cash
 equivalents                              5,555   (112,776)   121,408
Cash and cash equivalents at beginning
 of year                                 31,771    144,547     23,139
                                       ------------------------------
Cash and cash equivalents at end of
 year                                  $ 37,326  $  31,771   $144,547
                                       ==============================

See accompanying notes

                      York Financial Corp. and Subsidiaries

                   Notes to Consolidated Financial Statements

                          June 30, 2000, 1999, and 1998

1.   Summary of Significant Accounting Policies

Description of Business

     York Financial Corp.(York Financial or Corporation) is a unitary savings and loan holding company. York Federal Savings and Loan Association (Association), a federally chartered savings and loan association, is the primary operating unit of the Corporation. The Association is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh and is subject to supervision, examination and regulation by the Office of Thrift Supervision (OTS) and the Federal Deposit Insurance Corporation (FDIC). The Association is primarily engaged in the business of attracting deposits and investing these deposits into loans secured by residential and commercial real property, commercial business loans, consumer loans and investment securities. York Federal conducts its business through twenty-five offices located in south central Pennsylvania and Maryland. In addition, York Federal maintains a commissioned mortgage origination staff as well as mortgage correspondent relationships which originate residential mortgage loans for the Association primarily in Pennsylvania, Maryland and Virginia. The Association's deposits are insured up to applicable limits by the Savings Association Insurance Fund (SAIF) of the FDIC.

Basis of Presentation

     The consolidated financial statements include the accounts of York Financial Corp. and its wholly-owned subsidiaries including York Federal Savings and Loan Association. All significant intercompany accounts and transactions have been eliminated in consolidation. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from the estimates. Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform with the 2000 presentation.

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

Securities Held for Trading

     The Corporation may at times have securities classified as "held for trading" which are principally mortgage-backed securities held for sale in conjunction with the Association's mortgage banking activities. These securities are carried at fair value which is based on Statement of Financial Accounting Standards (SFAS) No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". Unrealized gains and losses are reported in the statements of income.

                      York Financial Corp. and Subsidiaries

1.   Summary of Significant Accounting Policies (continued)

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

Loans Receivable

     Loans receivable that management has the intent and ability to hold until maturity or pay-off are reported at their outstanding principal balance adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

     Interest on loans is accrued and credited to operations based upon principal amounts outstanding.

     Loan origination and commitment fees and certain direct loan origination costs are deferred and the net amount amortized as an adjustment of the related loan's yield, generally over the contractual life of the related commitments or loans.

     The Association accounts for loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". As a result of applying the rules, certain loans which are deemed to be impaired are reported at the present value of expected future cash flows using the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

     Loans (including loans impaired under Statement No. 114 amended by Statement No. 118) are generally placed on nonaccrual status when principal or interest is past due 90 days or more, dependent upon type of loan and related collateral. After a loan is placed on nonaccrual status, income is recognized only to the extent of cash received and collection of principal is not in doubt.

                      York Financial Corp. and Subsidiaries

1.   Summary of Significant Accounting Policies (continued)

Loans Receivable (continued)

     The allowance for loan losses is maintained at a level believed adequate by management to absorb losses in its existing loan portfolio. It is management's policy to establish reserves for losses on loans when deemed necessary. These reserves are based on estimates, and ultimate losses are likely to vary from such estimates. These estimates are reviewed periodically and, as adjustments become necessary, they are reported in operations in the period in which they become known. Management's determination of the adequacy of the allowance reflects judgments of current loss exposure at the end of the period which is based on the known and inherent loss characteristics in the portfolio, past loss experience, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, current economic conditions, and such other relevant factors which in management's judgment deserve recognition. The allowance for loan losses related to impaired loans was determined in accordance with the provisions of Statement No. 114 as amended by Statement No. 118. Actual losses or recoveries are charged or credited directly to the allowance.

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

     Foreclosed assets held for sale are valued at the lower of cost or fair value less costs to sell, and are reported net of valuation reserves thereby establishing a new cost basis. Current valuations of real estate are periodically performed by management. An allowance for real estate losses is maintained at a level believed adequate by management to absorb inherent real estate losses.

     Losses on sales of real estate are recognized at the time sales occur. Gains on sales of real estate are recognized when the criteria for gain recognition have been met in accordance with SFAS No. 66, "Accounting for Sales of Real Estate".

Mortgage Servicing Rights

     When the Association sells or securitizes mortgage loans and retains the mortgage servicing rights, a separate asset for mortgage servicing rights is recognized. The total cost of the mortgage loans is allocated to the loan and the servicing right based on their relative fair values. A valuation allowance is recorded where the fair value is below the carrying amount of certain mortgage servicing assets, even though the overall fair value of the mortgage servicing assets exceeds amortized cost. The mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing revenues.

                      York Financial Corp. and Subsidiaries

1.   Summary of Significant Accounting Policies (continued)

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the various assets. Estimated useful lives of buildings and improvements are 15 to 39 years; and furniture, fixtures and equipment lives are 5 to 7 years. Leasehold improvements are amortized over the life of the asset or lease term whichever is shorter except leasehold improvements with related companies which use the life of the asset.

Impairment of Long-Lived Assets

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

Stock-Based Compensation

     The Corporation has elected to follow the intrinsic value method to account for compensation expense related to the award of stock options and to furnish the pro forma disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation".

Cash Flow Information

     For purposes of the statements of cash flows, cash equivalents include cash and amounts due from banks. During 2000, 1999 and 1998, the Association exchanged loans for mortgage-backed securities in the amounts of $114,206,000, $241,282,000 and $145,473,000, respectively. During 2000, 1999 and 1998, the
Association transferred unpaid loan balances from loans to real estate acquired due to foreclosure of $2,953,000, $4,919,000 and $4,926,000, respectively. There were no noncash capital distributions in 2000 or 1998. During 1999, there was a noncash capital distribution from an investment in joint venture of $2,205,000. In connection with the exercise of stock options, a portion of the exercise price was represented by the surrender of shares which amounted to $0, $374,000 and $678,000 in 2000, 1999 and 1998,
respectively.

     The Corporation paid $70,638,000, $51,399,000 and $51,810,000 in interest on deposits and other borrowings during 2000, 1999 and 1998, respectively.

                      York Financial Corp. and Subsidiaries

1.   Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Guidance

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The effective date of the Statement was deferred in June 1999 under Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". This Statement is effective for financial statements issued for all quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". Since the Corporation does not hold any derivative financial instruments, the adoption of these Statements on July 1, 2000 will not have an impact on the Corporation's consolidated financial statements.

2.   Definitive Agreement and Plan of Reorganization

     On March 28, 2000, York Financial Corp. and Harris Financial, Inc. jointly announced that they have entered into a definitive agreement and plan of reorganization pursuant to which York Financial Corp. and Harris Financial, Inc. would merge.

     To accomplish the merger, the Board of Trustees of Harris Financial, MHC has adopted a plan of conversion pursuant to which it will convert from a mutual to a capital stock form of organization. Approximately 76% of Harris Financial's outstanding shares of common stock are owned by its mutual holding company, Harris Financial, MHC. The plan provides that Harris Financial will conduct an offering of common stock to certain Harris Savings Bank depositors, the community and public.

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

     The merger is contemplated to be accounted for under the "pooling of interests" method for business combinations. However, the agreement provides that the parties may mutually elect to employ the "purchase" method of accounting for the merger. If a "purchase", between 15% and 30% of the merger consideration may be paid in cash. The merger is intended to be a tax-free exchange for York Financial stockholders, except to the extent that cash is received as consideration.

                      York Financial Corp. and Subsidiaries

2.   Definitive Agreement and Plan of Reorganization (continued)

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

3.   Earnings Per Share

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

                      York Financial Corp. and Subsidiaries

3.   Earnings Per Share (continued)

     The following table sets forth the computation of basic and diluted earnings per share:

                                      2000          1999             1998
                                 -------------------------------------------
                                 (Dollars in Thousands, Except Per Share Data)

Basic:

   Net Income                    $     9,289     $     9,670     $    10,015
                                 ===========================================

   Weighted average shares         9,986,268      10,042,999       9,674,288
                                 ===========================================

   Net income per share          $      0.93     $      0.96     $      1.04
                                 ===========================================
Diluted:
   Net income                    $     9,289     $     9,670     $    10,015
                                 ===========================================

   Weighted average shares         9,986,268      10,042,999       9,674,288

   Dilutive effect of stock
     options                         210,399         372,075         713,271
                                 -------------------------------------------
     Weighted average shares -
       assuming dilution          10,196,667      10,415,074      10,387,559
                                 ===========================================

   Net income per share -
     assuming dilution           $      0.91     $      0.93     $      0.96
                                 ===========================================

4.   Restrictions on Cash and Due from Bank Accounts

     The Association was required to meet reserve balance requirements as established by the Federal Reserve. During the year ended June 30, 2000 and 1999, average reserve balances at the Federal Reserve necessary to meet requirements were $1,019,000 and $0, respectively. The actual reserve balance at June 30, 2000 and 1999 was $1,019,000 and $0, respectively. During 1999, reserve balance requirements based on outstanding transaction account balances, were satisfied by vault cash positions held by the Association.

                      York Financial Corp. and Subsidiaries

5.   Securities Available for Sale and Held to Maturity

     Included in the following summary of available for sale and held to maturity securities are mortgage-backed securities and collateralized mortgage obligations issued by the Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and Federal Home Loan Mortgage Corporation (FHLMC):

                                                June 30, 2000
                              -----------------------------------------------
                                             Gross       Gross
                              Amortized   Unrealized   Unrealized      Fair
                                Cost         Gains       Losses       Value
                              -----------------------------------------------
                                               (In Thousands)

Available for Sale:
Equity securities            $  12,851    $    190     $  (2,122)   $  10,919
U.S. Treasury and other U.S.
  Government agencies          186,765          13        (6,667)     180,111
FNMA/FHLMC mortgage-backed
  securities and collateral-
  ized mortgage obligations    159,996          42        (4,563)     155,475
                             ------------------------------------------------
                             $ 359,612    $    245     $ (13,352)   $ 346,505
                             ================================================
Held to Maturity:
U.S. Treasury and other U.S.
  Government agencies        $   3,500    $      -     $     (79)   $   3,421
Corporate debt securities       19,018          58          (570)      18,506
GNMA mortgage-backed
  securities                       171           7             -          178
                             ------------------------------------------------
                             $  22,689    $     65     $    (649)   $  22,105
                             ================================================

                                                June 30, 1999
                             ------------------------------------------------

Available for Sale:
Equity securities            $   2,796    $      -     $  (1,461)   $   1,335
U.S. Treasury and other U.S.
  Government agencies          164,750          49        (2,943)     161,856
FNMA/FHLMC mortgage-backed
  securities and collateral-
  ized mortgage obligations    134,204         212        (1,916)     132,500
                             ------------------------------------------------
                             $ 301,750    $    261     $  (6,320)   $ 295,691
                             ================================================
Held to Maturity:
U.S. Treasury and other U.S.
  Government agencies        $   3,498    $      -     $     (14)   $   3,484
Corporate debt securities       18,903         103           (86)      18,920
GNMA mortgage-backed
  securities                       217          14             -          231
                             ------------------------------------------------
                             $  22,618    $    117     $    (100)   $  22,635
                             ================================================


     The amortized cost and fair value of debt securities at June 30, 2000, as presented in the following table are segregated by contractual maturity; where applicable, contractual principal amortization schedules, adjusted for annual prepayment assumptions based on consensus market forecasts, were utilized. Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                      York Financial Corp. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

5.  Securities Available for Sale and Held to Maturity (continued)


                                                                    Mortgage-backed
                           U.S. Treasury                             securities and
                           and other U.S.                       collateralized mortgage
                         Government agencies   Corporate debt         obligations             Total
                         --------------------------------------------------------------------------------
                         Amortized    Fair   Amortized    Fair    Amortized    Fair   Amortized    Fair
                           Cost       Value    Cost       Value      Cost      Value     Cost      Value
                         --------------------------------------------------------------------------------
                                                                 (In Thousands)
Available for Sale:
Due in one year or less  $    147   $    149  $     -   $     -   $  7,209   $  7,047  $  7,356  $  7,196
Due after one year
  through five years      134,165    129,679        -         -     33,399     32,646   167,564   162,325
Due after five years
  through ten years        46,678     44,526        -         -     26,161     25,511    72,839    70,037
Due after ten years         5,775      5,757        -         -     93,227     90,271    99,002    96,028
                         --------------------------------------------------------------------------------
                         $186,765   $180,111  $     -   $     -   $159,996   $155,475  $346,761  $335,586
                         ================================================================================
Held to Maturity:
Due in one year or less  $      -   $      -  $     -   $     -   $     16   $     17  $     16  $     17
Due after one year
  through five years        3,500      3,421        -         -         82         85     3,582     3,506
Due after five years
  through ten years             -          -    4,898     4,956         73         76     4,971     5,032
Due after ten years             -          -   14,120    13,550          -          -    14,120    13,550
                         --------------------------------------------------------------------------------
                         $  3,500   $  3,421  $19,018   $18,506   $    171   $    178  $ 22,689  $ 22,105
                         ================================================================================

     Securities with an amortized cost of $308,781,000 and $302,669,000 on June 30, 2000 and 1999, respectively, were pledged to secure public deposits, repurchase agreements, and for certain other purposes as required by law.

     Gross realized gains of $286,000, $794,000 and $174,000 were realized on sales of available for sale securities during 2000, 1999 and 1998, respectively. There were no gross realized losses realized on sales of available for sale securities during 2000, 1999 and 1998.

     For the years ended June 30, 2000 and 1998, there were no trading securities transferred to securities available for sale. For the year ended June 30, 1999, trading securities with a fair value of $5,223,000 were transferred to securities available for sale with related losses of $45,000 included in earnings.

     At June 30, 2000 and 1999, the aggregate book value of debt securities from a single issuer in accordance with applicable regulations did not exceed 10% of stockholders' equity.

                      York Financial Corp. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

6.   Loans Receivable

     Loans receivable, net are summarized as follows:

                                           June 30
                                      2000        1999
                              ------------------------------
                                       (In Thousands)

Permanent mortgage loans:
1 - 4 family real estate      $    738,172    $    565,675
Commercial                         136,743         106,653
                              ------------------------------
                                   874,915         672,328
Construction:
1 - 4 family real estate           146,864         156,709
Commercial                          26,012          30,268
                              ------------------------------
                                   172,876         186,977

Commercial business loans           51,455          20,805
Consumer loans                     165,352         144,558
                              ------------------------------
                                   216,807         165,363
Less:
Undisbursed portion of loans
  in process                        84,981         106,088
Deferred expenses, net              (2,848)         (1,416)
Allowance for loan losses           11,254          10,803
                              ------------------------------
                                    93,387         115,475
                              ------------------------------
                              $  1,171,211    $    909,193
                              ==============================

     The Association's nonaccrual policy generally covers loans, which are 90 or more days past due, dependent upon type of loan and related collateral. All commercial loans are placed on nonaccrual status when the collectibility of interest is uncertain based on specific circumstances evaluated on a loan by loan basis or when interest is more than 90 days past due. In the case of residential real estate and consumer loans, the Association implemented the Uniform Retail Credit Classification Policy effective June 30, 1999 and follows this policy for placing loans on nonaccrual status. When the accrual of interest is discontinued, all unpaid accrued interest is reversed. The interest excluded from interest income on loans on nonaccrual status amounted to $63,000, $0 and $0 for the years ended June 30, 2000, 1999 and 1998, respectively. At June 30, 2000 and 1999, nonaccrual loans totaled $263,000 and $919,000, respectively.

     At June 30, 2000 and 1999, the recorded investment in loans considered to be impaired under Statement No. 114 was $0. During the years ended June 30, 2000 and 1999, the Corporation did not receive any cash payments representing interest income on impaired loans. For the year ended June 30, 1998, a net recovery totaling $186,000 of interest previously excluded from interest income was recognized. The average recorded investment in impaired loans for the years ended June 30, 2000, 1999 and 1998 was $0, $0 and $275,000, respectively.

                     York Financial Corp. and Subsidiaries

6.   Loans Receivable (continued)

     The primary market area for the Association's loan originations is Pennsylvania, Maryland and Virginia.

     The commercial loan portfolio is comprised of loans secured by commercial and single family condominiums, land for development, hotel/ motel/restaurant, multifamily residential, office, industrial and retail buildings and other properties. The total commercial loan portfolio of $167,137,000 at June 30, 2000 is collateralized by properties in Pennsylvania (80%), Maryland (10%), Virginia (8%), and other (2%).

     The Corporation does not have customer or group (borrowers engaged in similar activities) concentrations in excess of 10% of total loans.

     Related party loans to directors, executive officers and their associates were less than 5% of stockholders' equity throughout the year and at June 30, 2000.

     At June 30, 2000, the Association did not have any outstanding commitments to sell loans.

     An analysis of the allowance for loan losses is as follows:

                                                 Year ended June 30
                                         2000          1999         1998
                                     -------------------------------------
                                                   (In Thousands)

Balance at beginning of year         $  10,803     $   8,810     $   6,413
Provision charged to expense             1,660         3,632         3,737
Recoveries credited to allowance           221           355           518
Less: Loan losses charged to
  allowance                             (1,430)       (1,994)       (1,858)
                                     -------------------------------------
Balance at end of year               $  11,254     $  10,803     $   8,810
                                     =====================================

7.   Mortgage Banking

     The components of mortgage banking income are as follows:

                                                Year Ended June 30
                                         2000          1999         1998
                                     -------------------------------------
                                                  (In thousands)

Gain on sales of loans and trading
  securities                         $     421     $   2,240     $   2,377
Unrealized (loss) gain on loans and
  trading securities                         -            45           (37)
Loan servicing fee income, net of
  amortization                             829           496           677
Gain on sale of mortgage servicing
  rights                                    15           475           740
                                     -------------------------------------
                                     $   1,265     $   3,256     $   3,757
                                     =====================================

                      York Financial Corp. and Subsidiaries

7.   Mortgage Banking (continued)

     Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others were $542,711,000, $494,687,000 and $487,092,000 at June
30, 2000, 1999 and 1998, respectively. Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $3,356,000, $5,983,000, and $7,151,000 at June 30, 2000,
1999 and 1998, respectively.

     The changes in the Corporation's mortgage servicing assets are as follows:

                                     Year Ended June 30
                                     2000         1999
                                 -------------------------
                                        (In Thousands)


Balance at beginning of year     $   4,411     $    3,118
Additions                            1,536          2,490
Less:  Sales                             -            462
   Amortization                        609            735
                                 -------------------------
Balance at end of year before
   valuation allowance               5,338          4,411
Valuation allowance                   (216)          (260)
                                 -------------------------
Net mortgage servicing assets    $   5,122     $    4,151
                                 =========================

     The estimated fair values of the mortgage servicing assets are $5,508,000 and $4,440,000 at June 30, 2000 and 1999, respectively. Fair value is estimated by discounting estimated future cash flows from the mortgage servicing assets stratified based on loan type and interest rate using discount rates that approximate current market rates and using current expected future prepayment rates. A valuation allowance is recorded where the fair value is below the carrying amount of certain mortgage servicing assets, even though the overall fair value of the mortgage servicing assets exceeds amortized cost.

     The changes in the Corporation's valuation allowance for mortgage servicing assets are as follows:

                                        Year Ended June 30
                                    2000       1999       1998
                                  -------------------------------
                                         (In Thousands)

Balance at beginning of year      $  (260)   $  (218)   $  (145)
Recovery of (provision for)
  impairment                           44        (42)       (73)
                                  -------------------------------
Balance at end of year            $  (216)   $  (260)   $  (218)
                                  ===============================

                      York Financial Corp. and Subsidiaries

8.   Real Estate

     A summary of real estate is as follows:

                                                    June 30
                                               2000        1999
                                             ---------------------
                                                (In Thousands)
Held for investment (net of accumulated
  depreciation of $310 in 2000 and
  $827 in 1999)                              $   788     $  1,733
Foreclosed assets held for sale                3,413        6,945
                                             ---------------------
                                               4,201        8,678
Less:  Allowance for real estate losses           55           45
                                             ---------------------
                                             $ 4,146     $  8,633
                                             =====================

     At June 30, 2000, the Corporation recognized a property impairment charge of $105,000. In determining the amount of the impairment charge, the Corporation used appraised value and recent offers to develop its best estimate of market value. The loss is reflected within "Other" of other expenses. During 1999, there were not any long-lived assets considered to be impaired.

     An analysis of the allowance for real estate losses is as follows:

                                               Year Ended June 30
                                         2000         1999       1998
                                      -----------------------------------
                                                (In Thousands)

Balance at beginning of year          $     45      $    116    $    365
Provision charged to real estate
  expense                                  250           250         914
Less:  Real estate losses charged
  to allowance                            (240)         (321)     (1,163)
                                      -----------------------------------
Balance at end of year                $     55      $     45    $    116
                                      ===================================
9.   Premises and Equipment

     A summary of premises and equipment is as follows:

                                                    June 30
                                               2000        1999
                                             ---------------------
                                                (In Thousands)
Land and improvements                        $  6,039    $  5,687
Buildings                                      14,074      13,620
Leasehold improvements                          1,995       1,842
Furniture, fixtures, and equipment             12,945      12,046
                                             ---------------------
                                               35,053      33,195
Less:  Accumulated depreciation and
  amortization                                (13,920)    (12,353)
                                             ---------------------
                                             $ 21,133    $ 20,842
                                             =====================

                      York Financial Corp. and Subsidiaries

10.  Investments in Joint Ventures

     The Corporation is a partner in an unconsolidated joint venture in which its ownership percentage is less than 20%. The Corporation's investment in this joint venture is accounted for under the equity method of accounting. At June 30, 2000 and 1999, the carrying value of this investment was approximately $3,633,000 and $3,787,000, respectively. The Corporation's share of the venture's net (loss) income for the years ended June 30, 2000, 1999 and 1998 was ($956,000), $1,433,000 and $1,490,000, respectively.

     A subsidiary of the Corporation is a partner in an unconsolidated joint venture in which its ownership percentage is greater than 20%. The purpose of the venture is to acquire and develop real property for ultimate resale or for management of the resulting income-producing property. At June 30, 2000 and 1999, the carrying value of this investment was approximately $117,000 and $333,000, respectively. The Corporation's share of the venture's net income for the years ended June 30, 2000, 1999 and 1998 was $39,000, $21,000 and
$79,000, respectively.

     The Association is a limited partner in several partnerships (approximate ownership position of 99%) for the purpose of acquiring, renovating, operating and leasing qualified low income housing and historic properties. At June 30, 2000 and 1999, aggregate net equity investment in these partnerships approximated $5,775,000 and $3,618,000, respectively. The Corporation's share of the partnerships' net loss of $514,000, $213,000 and $260,000 for the years ended June 30, 2000, 1999 and 1998, respectively, is included in operations under the equity method of accounting. Benefits attributed to these partnerships included low income housing and historic tax credits (see Note
13).

11.  Deposits

     Deposits are summarized as follows:

                               Interest Rate at                June 30
                                 June 30, 2000            2000        1999
                               -----------------     ------------------------
                                                            (In Thousands)
Demand and savings accounts:
  Noninterest-bearing                                $   23,990   $   22,470
  NOW accounts                   1.24% - 1.44%          116,898      107,107
  Savings accounts               2.50% - 3.00%           43,103       54,179
  Money market accounts          2.60% - 5.69%          329,592      328,775
                                                     ------------------------
                                                        513,583      512,531
Certificate accounts
  3.54% - 3.99%                                           3,168        3,913
  4.00% - 4.99%                                         107,924      176,881
  5.00% - 5.99%                                         219,820      317,128
  6.00% - 6.99%                                         291,312       64,705
  7.00% - 7.99%                                          34,921       40,089
  8.00% - 8.75%                                               -            6
                                                     ------------------------
                                                        657,145      602,722
                                                     ------------------------
                                                     $1,170,728  $ 1,115,253
                                                     ========================

                      York Financial Corp. and Subsidiaries

11.   Deposits (continued)

      Interest expense by category of deposit is summarized as follows:

                                               Year Ended June 30
                                        2000         1999       1998
                                     -----------------------------------
                                                (In Thousands)

      NOW accounts                   $   1,924     $   2,079  $   2,167
      Savings accounts                   1,178         1,463      1,676
      Money market accounts             14,750        12,762     10,794
      Certificate accounts              34,657        33,693     35,107
                                     -----------------------------------
                                     $  52,509     $  49,997  $  49,744
                                     ===================================

      At June 30, 2000, the scheduled maturities of certificate accounts for the succeeding five fiscal years are as follows: 2001-$393,688,000; 2002-$158,266,000; 2003-$68,471,000; 2004-$27,453,000; 2005-$5,713,000 and
thereafter-$3,554,000.

      The aggregate amount of certificates of deposit with a minimum denomination of $100,000 was approximately $109,291,000 and $90,999,000 at June 30, 2000 and 1999, respectively.

                      York Financial Corp. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

12.  Federal Home Loan Bank (FHLB) Loans and Other Borrowings

     Borrowings consist of the following:

                                                               June 30
                                                          2000        1999
                                                       ---------------------
                                                           (In Thousands)

FHLB loans payable to FHLB Pittsburgh, secured by all
  FHLB stock and certain first mortgage loans:
     Short-term loans:
         Due August 27, 1999,  5.12%                   $      -    $ 70,000
         Due July 1, 1999,  5.57%                             -      14,400
         Due July 1, 2000,  7.06%                       246,700           -
                                                       ---------------------
                                                        246,700      84,400
     Convertible select loans:
         Due 2002, conversion option date 1999, 5.46%         -      25,000
         Due 2004, conversion option date 2001, 5.75%    25,000           -
         Due 2006, conversion option date 2000, 5.32%    25,000           -
         Due 2008, conversion option date 2003           23,652           -
          ($25,000,000 face amount bearing 4.69%
          stated rate less unamortized discount based
          on imputed interest rate of 6.50%; June 30,
          2000, $1,348)
         Due 2009, conversion option date 2002, 5.75%    25,000           -
     Other loans:
         Due 2008,  2.00%                                   272         285
         Due 2024,  4.25%                                   709         727
                                                       ---------------------
                                                        346,333     110,412
                                                       ---------------------
Other borrowings:
         Due 2000, libor plus 2.00%                      15,000           -
         Due 2004, 0.90%                                     27           -
     Advance to ESOP
         Due 2004, prime plus .75%                          530         662
     Repurchase agreements:
         Due July 1, 2000, 5.79%                          8,500
         Due July 1, 1999, 3.60%                              -       2,888
                                                       ---------------------
                                                       $370,390    $113,962
                                                       =====================

     Maturities of FHLB loans and other borrowings are as follows:
2001-$294,988,000; 2002-$24,763,000; 2003-$24,737,000; 2004-$25,050,000;
2005-$38,000; thereafter-$814,000. The FHLB has the option of converting the fixed rate convertible select loans to a LIBOR adjustable rate loan quarterly after the conversion date. Upon conversion, management has the right to exercise a return option to the FHLB with no prepayment penalty. Accordingly, amounts are included in maturities based on the next conversion date.

                     York Financial Corp. and Subsidiaries

12.  Federal Home Loan Bank (FHLB) Loans and Other Borrowings (continued)

     The FHLB of Pittsburgh has an established credit policy, which permits the Association to borrow amounts up to twenty times the amount of the Association's holding of FHLB stock at negotiated interest rates. At June 30, 2000, additional borrowings available under this policy were approximately $79,457,000.

     The Association may increase its borrowings over amounts currently available up to the maximum borrowing capacity as defined by the FHLB with the purchase of additional FHLB stock.

     The Association has a credit agreement with the Federal Reserve Bank of Philadelphia whereby the Association can borrow to meet short-term liquidity requirements in amounts up to approximately $36,902,000. Mortgage loans in the amount of $46,127,000 are held in safekeeping by the Federal Reserve Bank to collateralize borrowings under this credit agreement. At June 30, 2000, there were no borrowings under this credit agreement.

     During 1994, the Corporation on behalf of the Employee Stock Ownership Trust arranged for a loan in the amount of $1,325,000 payable in equal annual installments of $132,500 plus interest at prime plus .75% for a period of 10 years. The final maturity will be March 31, 2004. The proceeds were used to acquire shares of the Corporation's stock for the benefit of the corporate sponsored employee stock ownership plan (see Note 14).

13.  Income Taxes

     The provision for income taxes in the consolidated statements of income consists of the following:

                                        Year Ended June 30
                                    2000      1999      1998
                                  -----------------------------
                                         (In Thousands)
Current:
    Federal                       $   488    $ 1,846   $ 5,792
    State                            (109)        21       800
                                  -----------------------------
                                      379      1,867     6,592
Deferred:
    Federal                         1,706      2,971      (795)
                                  -----------------------------
    State                              95        203         2
                                    1,801      3,174      (793)
                                  -----------------------------
Total provision for income taxes  $ 2,180    $ 5,041   $ 5,799
                                  =============================

     The provision for income taxes includes $58,000, $342,000 and $394,000 in 2000, 1999 and 1998, respectively, of applicable income taxes related to gains on sales of securities of $268,000, $1,108,000 and $1,044,000, respectively.

                     York Financial Corp. and Subsidiaries

13.  Income Taxes (continued)

     Income tax expense for the Corporation is different than the amounts computed by applying the statutory federal income tax rate to income before income taxes because of the following:

                                                   Percentage of Income
                                                    Before Income Taxes
                                              -----------------------------
                                                    Year Ended June 30
                                                 2000       1999     1998
                                              -----------------------------
Income tax expense at federal statutory rate     35.0 %     35.0 %   35.0 %
Tax-exempt income                                (0.6)      (0.3)    (0.1)
State income taxes, net of federal benefit        0.2        1.0      3.3
Executive retirement                             (1.5)         -        -
Federal tax credits                             (13.0)      (1.3)    (0.6)
Other                                            (1.1)      (0.2)    (0.9)
                                              -----------------------------
Effective tax rate                               19.0 %     34.2 %   36.7 %
                                              =============================

     The Corporation made income tax payments of $0, $3,467,000, and $5,912,000 during 2000, 1999, and 1998, respectively.

     At June 30, 2000, the Corporation has a tax credit carryforward, which expires in 2020 of approximately $1,354,000 for federal income tax purposes.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30 are as follows:

                                        2000       1999
                                     ---------------------
                                         (In Thousands)

Deferred tax assets:
      Bad debt                       $  3,934    $  3,775
      Directors expenses                  545         380
      Tax credits                       1,354           -
      Other                             1,291         743
                                     ---------------------
        Total gross deferred
          tax assets                    7,124       4,898
                                     ---------------------

Deferred tax liabilities:
      Deferred loan expenses            1,006         529
      Depreciation and amortization       570         509
      Joint ventures                    2,110       1,042
      Servicing rights                  1,510       1,549
      Other                             1,167       1,173
                                     ---------------------
         Total gross deferred
           tax liabilities              6,363       4,802
                                     ---------------------
            Net deferred tax asset   $    761    $     96
                                     =====================

     The Corporation has determined that a valuation reserve for the net deferred tax asset is not required since it is more likely than not that the net deferred tax asset can be realized through carryback to taxable income in prior years, future reversals of existing taxable temporary differences, or reductions of future taxes.

                     York Financial Corp. and Subsidiaries

13.  Income Taxes (continued)

     The before-tax amounts and tax effects of unrealized holding gains (losses) on available for sale securities were ($6,761,000) and ($2,366,000), respectively, at June 30, 2000, ($5,754,000) and ($2,014,000),
respectively, at June 30, 1999 and $541,000 and $189,000, respectively, at June 30, 1998.

     The before-tax amounts and tax effects of the reclassification adjustments for gains included in net income were $286,000 and $100,000, respectively, at June 30, 2000, $794,000 and $278,000, respectively, at June 30, 1999, and $174,000 and $61,000, respectively, for June 30, 1998.

14.  Employee Stock Ownership Plan and Pension Plan

     The Corporation sponsors an employee stock ownership plan (ESOP) which provides all eligible employees an opportunity to share in the ownership of the Corporation's common stock. The ESOP generally acquires shares of common stock with contributions made to the ESOP. Expenses related to ESOP contributions amounted to $253,000, $281,000 and $395,000 in 2000, 1999 and
1998, respectively. In May 1994, the ESOP borrowed $1,325,000 and acquired 117,130 shares (as adjusted for subsequent stock dividends) of the Corporation's common stock to be released and allocated to eligible employees as the borrowing is repaid. In accordance with the provisions of AICPA Statement of Position 93-6 "Employers' Accounting for Employee Stock Ownership Plans", the borrowing is reflected as a liability and the related shares as a contra equity account, unearned ESOP shares, on the Corporation's consolidated balance sheet. At June 30, 2000 and 1999, the ESOP debt outstanding was $530,000 and $662,000 and the fair value of related shares (57,753 and 65,825, respectively, including shares acquired through the dividends paid on unearned ESOP shares) was $707,000 and $963,000, respectively. The Corporation has committed to make contributions sufficient to provide for ESOP debt service requirements.

     The Corporation and its subsidiaries have a noncontributory pension plan covering all eligible employees. The benefits are based on the employee's compensation and years of service. The Corporation's funding policy is to contribute amounts required under ERISA.

                      York Financial Corp. and Subsidiaries

14.  Employee Stock Ownership Plan and Pension Plan (continued)

     The following table sets forth the pension plan's funded status and amounts recognized in the Corporation's consolidated financial statements.

                                                    June 30
                                               2000       1999
                                             --------------------
                                                (In Thousands)

Change in benefit obligation:
Benefit obligation at beginning of year      $  6,436   $  6,282
Service cost (net of expenses)                    391        381
Interest cost                                     495        435
Benefits paid                                    (218)      (155)
Change in assumptions                            (601)      (509)
Experience loss                                   259          2
                                             --------------------
Benefit obligation at end of year               6,762      6,436
                                             --------------------
Change in plan assets:
Fair value at beginning of year                 7,330      6,884
Actual return on plan assets (net of expenses)  1,004        487
Employer contribution                               -        125
Benefits paid                                    (252)      (155)
Adjustment for payable at beginning of year         -        (11)
                                             --------------------
Fair value at end of year                       8,082      7,330
                                             --------------------
Funded status                                   1,320        894
Unrecognized net asset at transition             (197)      (246)
Unrecognized prior service costs                  127        149
Unrecognized net gain                            (708)       (13)
                                             --------------------
Prepaid pension expense                      $    542    $   784
                                             ====================

     Plan assets include investments in York Financial Corp.'s common stock with a fair value of $700,000 and $761,000 in 2000 and 1999, respectively. Other plan assets include debt and equity funds. At June 30, 2000, the plan held 57,168 shares of the Corporation's stock, which earned dividends of $28,177 during the year.

     The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 8.0% and 4.5%, respectively, at June 30, 2000, 7.5% and 4.5%, respectively, at June 30, 1999 and 7.0% and 4.0%, respectively, at June 30, 1998. The expected long-term rate of return on plan assets in 1999, 1998, and 1997 was 9.0%.

                      York Financial Corp. and Subsidiaries

14.  Employee Stock Ownership Plan and Pension Plan (continued)

     Net pension cost included the following components:

                                                      Year Ended June 30
                                                  2000       1999       1998
                                                ------------------------------
                                                        (In Thousands)

Service cost-benefits earned during the period  $   425    $   441    $   385
Interest cost on projected benefit obligation       495        435        388
Actual return on plan assets                     (1,004)      (547)    (1,178)
Amortization of unrecognized net transition asset   (49)       (49)       (49)
Amount of unrecognized prior service cost            22         22         22
Amortization of unrecognized net loss                 -          -          7
Asset gain (loss) deferred                          353        (75)       672
                                                ------------------------------
Net periodic pension cost                       $   242    $   227    $   247
                                                ==============================

     Beginning in fiscal 1999, the Corporation provided a Supplemental Executive Retirement Plan (SERP) to certain key executives. The SERP is funded through life insurance policies. The cash surrender value of the policies was $9.8 million and $9.4 million in 2000 and 1999, respectively, and is included in other assets in the accompanying consolidated balance sheets. Total income recognized on the SERP for the year ended June 30, 2000 and 1999, amounted to $439,000 and $198,000, respectively. For the year ended June 30, 2000 and 1999, salaries and employee benefits expense included $165,000 and $67,000, respectively, in connection with the SERP.

15.  Stockholders' Equity

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

                      York Financial Corp. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

15.  Stockholders' Equity (continued)

     Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios (set forth in the table below) of tangible, core and risk-based capital as defined in the regulations. At June 30, 2000, the Association meets all capital adequacy requirements to which it is subject.

     At June 30, 2000, the most recent notification from the OTS categorized the Association as well capitalized under the regulatory framework for prompt corrective action. There were no conditions or events since that notification that management believes have changed the Association's category.

     A reconciliation of the Association's regulatory capital to capital using accounting principles generally accepted in the United States (GAAP) as of June 30, 2000 follows:

                                        Tangible         Core       Risk-based
                                         capital        capital      capital
                                       ---------      ---------     ---------

GAAP capital at York Financial         $ 109,878      $ 109,878     $ 109,878
Capital attributed to affiliates           4,739          4,739         4,739
                                       ---------      ---------     ---------
GAAP capital at York Federal             114,617        114,617       114,617

Capital adjustments:
  Unrealized losses on securities
   available for sale, net of taxes        7,140          7,140         7,140
  Allowance for loan losses                    -              -        11,254
  Purchased mortgage servicing rights       (187)          (187)         (187)
  Investment in real estate                    -              -          (851)
                                       ---------      ---------     ---------
Regulatory capital at York Federal     $ 121,570      $ 121,570     $ 131,973
                                       =========      =========     =========

                      York Financial Corp. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

15.  Stockholders' Equity (continued)

     The following table sets forth OTS capital requirements as compared to the capital position of the Association as of June 30, 2000 and 1999:

                                                                To be well
                                                             Capitalized Under
                                            For Capital      Prompt Corrective
                            Actual       Adequacy Purposes   Action Provisions
                      --------------------------------------------------------
                                          Minimum Required    Minimum Required
                       Amount    Ratio    Amount    Ratio     Amount    Ratio
                      --------------------------------------------------------
As of June 30, 2000:                   (Dollars In Thousands)

Tangible capital      $121,570   7.3%   $ 25,124     1.5%    $   N/A     N/A

Tier 1 (core) capital  121,570   7.3%     66,997     4.0%     83,747     5.0%

Tier 1 risk-based
  capital              121,570  12.2%        N/A     N/A      59,888     6.0%

Total risk-based
  capital              131,973  13.2%     79,851     8.0%     99,813    10.0%


     The Association may make dividend distributions to the Corporation up to 100% of its net income in the calendar year plus an amount that would reduce its surplus risk-based capital ratio at the beginning of the calendar year by one-half. At June 30, 2000 and 1999, the total allowable dividend distribution was $27,001,000 and $20,651,000, respectively.

                     York Financial Corp. and Subsidiaries

16.  Stock Option Plans

     At June 30, 2000, the Corporation has reserved 1,488,146 shares of common stock for options granted or available for grant to certain directors and officers under Stock Option Plans (Plans), as amended. Incentive stock options granted under the Plans become exercisable over periods of five to eight years on a cumulative basis, beginning on the date of grant, and expire ten years after the date of grant. Nonincentive stock options granted under the Plans become exercisable over periods determinable at the date of grant and expire ten years after the date of grant. Performance-based options granted under the Plans become exercisable when the Corporation achieves certain performance measurement targets in accordance with the terms of the option. Options under the Plans are granted at prices not less than 100% of the fair market value at the date of option grant. During 2000, 1999 and 1998, performance-based options granted under the Plans were 61,425, 6,300 and 47,775 shares, respectively. If performance measurement targets are not achieved in accordance with the terms of the option, the options are forfeited. In case of termination of employment, options and grants not yet exercisable are subject to the risk of forfeiture. During 2000, 1999 and 1998, performance-based options which were forfeited amounted to 42,086, 38,720 and 0 shares, respectively.

     Under the Plans, the Corporation may also grant stock appreciation rights, either singly or in tandem with stock options. No stock appreciation rights were outstanding at June 30, 2000 and 1999.

     Stock options transactions, adjusted for stock dividends, under the Plans were as follows:

                                           Year Ended June 30
                                  Weighted          Weighted          Weighted
                                  Average           Average           Average
                                  Exercise          Exercise          Exercise
                           2000    Price     1999     Price     1998    Price
                       -------------------------------------------------------
Options outstanding at
  beginning of year      938,498  $10.64  1,203,682  $ 9.18  1,213,560 $ 7.86
Options granted at
  $13.57 to $19.95 per
  share                  147,762   13.84     54,632   15.91    130,126  18.58
Options exercised at
  $3.58 to $11.99 per
  share                  (46,980)   6.07   (313,030)   5.84   (135,456)  6.67
Options forfeited        (38,720)  18.51     (6,786)  18.09     (4,548)  9.98
                       ---------          ---------          ---------
Options outstanding
  at end of year       1,000,560   11.02    938,498   10.64  1,203,682   9.18
                       =========          =========          =========
Options available for
  grant at June 30       487,586
                       =========
Options exercisable at
  June 30 at $3.58 to
 $18.69 per share        873,174   10.52    840,711    9.86  1,062,304   8.39
                       =========          =========          =========
                                      72

                      York Financial Corp. and Subsidiaries

16.  Stock Option Plans (continued)

     The following options were outstanding and exercisable at June 30, 2000:

                          Options Outstanding          Options Exercisable
                   ----------------------------------  --------------------
                               Weighted   Weighted                Weighted
                                Average    Average                 Average
  Range of          Number of  Exercise   Remaining    Number of  Exercise
Exercise Prices      Shares      Price   Life (Years)   Shares      Price
-----------------------------------------------------  --------------------

$0.00 -  $ 5.00      67,136    $  3.58      0.6         67,136   $   3.58
$5.01 -  $10.00     472,414       9.10      4.3        472,414       9.10
$10.01 - $15.00     331,004      12.61      7.0        220,156      11.99
$15.01 - $20.00     130,006      17.81      7.9        113,468      17.70
                  ---------                            -------
                  1,000,560      11.02      5.4        873,174      10.52
                  =========                            =======

     The Corporation uses the Black-Scholes Option Pricing Model to calculate the grant-date fair value. The weighted average grant-date fair value of options granted during 2000, 1999 and 1998 was $2.67, $3.25 and $4.42, respectively. The following significant assumptions were used to calculate the estimated fair value of the options granted:

                                       June 30
                               2000      1999      1998
                             ---------------------------

Risk free interest rate       6.110%    5.725%    5.470%
Expected life                 4 years   4 years   4 years
Expected volatility            24.2%     24.5%     30.3%
Expected dividends              3.8%      3.6%      2.5%

                    York Financial Corp. and Subsidiaries

16.  Stock Option Plans (continued)

     Under Accounting Principles Board Opinion No. 25, because the exercise price of the Corporation's stock options equals the market value of the underlying stock on the date of grant, no compensation expense was recognized. If the fair value method had been used to measure compensation expense, the Corporation's net income and earnings per share would be the pro forma amounts indicated below:

                                     Year Ending June 30
                                  2000       1999        1998
                                ------------------------------
                                     (Dollars In Thousands,
                                     Except Per Share Data)

Net Income
      As reported               $ 9,289    $ 9,670     $10,015
      Pro forma                   9,122      9,422       9,848

Earnings Per Share
      As reported                  0.93       0.96        1.04
      Pro forma                    0.91       0.94        1.02

Earnings Per Share
   Assuming Dilution
      As reported                  0.91       0.93        0.96
      Pro forma                    0.89       0.90        0.95


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

                     York Financial Corp. and Subsidiaries

17.  York Financial Corp. (Parent Company Only) Financial Information

Balance Sheets
--------------
                                                        June 30
                                                   2000         1999
                                               ------------------------
Assets                                               (In Thousands)

Cash                                           $   2,523     $   6,421
Securities                                         1,019         1,336
Loan receivable, net                                 973         2,315
Prepaid expenses and other assets                    733           189
Investment in joint venture                        3,634         3,787
Investments in subsidiaries:
  York Federal Savings and Loan Association      114,617        93,649
  Other                                            4,481         4,264
                                               ------------------------
Total investments in subsidiaries                119,098        97,913
                                               ------------------------
                                               $ 127,980     $ 111,961
                                               ========================
Liabilities
Other borrowings                               $  16,320     $     662
Accrued expenses and other liabilities             1,782           889
Stockholders' equity                             109,878       110,410
                                               ------------------------
                                               $ 127,980     $ 111,961
                                               ========================

Statements of Income
--------------------
                                                    Year Ended June 30
                                               2000        1999       1998
                                             -------------------------------
Dividend income:                                     (In Thousands)

  York Federal Savings and Loan Association  $  3,095   $  5,579    $ 1,870
  Other                                            46         29         37
Interest Income                                   372        470        485
Gain on sales of real estate                        -        589         16
(Loss) income from joint venture                 (956)     1,433      1,490
Other Income                                       12          9         10
                                             -------------------------------
                                                2,569      8,109      3,908
Interest expense                                  647          -          -
Other expenses                                    733        714        659
                                             -------------------------------

Income before equity in undistributed net
  income of subsidiaries and income taxes       1,189      7,395      3,249
Equity in undistributed net income
  of subsidiaries:
    York Federal Savings and Loan Association   7,119      2,753      7,303
    Other                                         171        264         12
                                             -------------------------------
Income before income taxes                      8,479     10,412     10,564
Provision for income (benefit) taxes             (810)       742        549
                                             -------------------------------
Net income                                   $  9,289   $  9,670    $10,015
                                             ===============================

                      York Financial Corp. and Subsidiaries

17.  York Financial Corp. (Parent Company Only) Financial Information
     (continued)

                                                  Year ended June 30
                                             2000         1999        1998
                                         -----------------------------------
Statements of Cash Flows                              (In Thousands)
------------------------
Operating activities
Net income                               $   9,289     $   9,670   $ 10,015
Adjustments to reconcile net
   income to net cash provided by
   operating activities:
      Equity in undistributed net
         income of subsidiaries             (7,290)       (3,017)    (7,315)
      Other                                  1,662           310     (1,254)
                                         -----------------------------------
Net cash provided by operating
   activities                                3,661         6,963      1,446

Investing activities
Purchase of securities available
   for sale                                   (344)         (271)      (320)
Loans orginated or acquired                      -             -        (33)
Principal collected on loans                 1,342            33         28
Disposal of equipment                            5             4          -
Increase in investment in joint venture       (789)         (415)         -
Distribution from joint venture                  -             -      1,196
Increase in investments in
   subsidiaries                            (18,046)           (8)       (25)
Other                                            -             4          -
                                         -----------------------------------
Net cash (used in) provided by
   investing activities                    (17,832)         (653)       846

Financing activities
Net increase in borrowings                  15,789             -          -
Issuance of common stock:
      Dividend Reinvestment Plan             1,519         2,265      2,330
      Stock Option Plans                       286         1,455        163
Cash dividends paid                         (5,091)       (4,896)    (4,419)
Retirement of common stock                  (1,666)       (4,023)         -
Cash in lieu of fractional shares              (15)          (18)       (21)
Acquistion of treasury stock                (1,301)            -          -
Issuance of treasury stock                     684             -          -
Release of ESOP shares                         132           133        132
Other                                          (64)          (71)        39
                                         -----------------------------------
Net cash provided by (used in)
   financing activities                     10,273        (5,155)    (1,776)
                                         -----------------------------------
(Decrease) increase in cash                 (3,898)        1,155        516
Cash at beginning of year                    6,421         5,266      4,750
                                         -----------------------------------
Cash at end of year                       $  2,523      $  6,421   $  5,266
                                         ===================================

                      York Financial Corp. and Subsidiaries

18.  Financial Instruments with Off-Balance Sheet Risk

     The Association is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.

     Financial instruments with off-balance sheet risk are summarized as follows:

                                            June 30
                                        2000        1999
                                     ---------------------
                                        (In Thousands)

Commitments to extend credit:
      Loan origination commitments:
         Fixed interest rates        $  4,565    $ 16,553
         Variable interest rates       11,932      43,874
                                     ---------------------
                                       16,497      60,427

      Unused home equity lines of
         credit                        67,119      57,596
      Unused commercial lines of
         credit                        29,858      28,701
                                     ---------------------
                                     $113,474    $146,724
                                     =====================

Standby letters of credit            $  3,219    $  3,044
                                     =====================

Loans sold with recourse             $ 31,884    $ 27,356
                                     =====================

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Association evaluates each customer's credit worthiness on a case-by-case basis using the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained, if deemed necessary by the Association upon extension of credit, is based on management's credit evaluation of the customer and generally consists of real estate. The range of interest rates for fixed commitments is 7.88% to 9.83% and 6.50% to 10.00% at June 30, 2000 and 1999, respectively.

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

19.  Fair Value of Financial Instruments

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

                    York Financial Corp. and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

19.  Fair Value of Financial Instruments (continued)

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

FHLB Loans and Other Borrowings

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

                    York Financial Corp. and Subsidiaries

19.  Fair Value of Financial Instruments (continued)

     The fair values estimated are dependent upon subjective assumptions and involve significant uncertainties resulting in estimates that vary with changes in assumptions. Any changes in assumptions or estimation methodologies may have a material effect on the estimated fair values disclosed.

     The Corporation's estimated fair values of financial instruments based on assumptions disclosed above are as follows:

                                                 June 30
                                       2000                      1999
                             ------------------------------------------------
                              Carrying       Fair       Carrying       Fair
                               Amount        Value        Amount       Value
                             ------------------------------------------------
                                                (In Thousands)

Cash and Due from banks -
  Noninterest and interest-
  earning                    $   37,326   $   37,326   $   31,771  $   31,771
Loans held for sale               4,415        4,415       30,631      30,631
Securities available for sale   346,505      346,505      295,691     295,691
Securities held to maturity
  and FHLB stock                 43,979       43,396       30,594      30,611
Loans:
  Residential                   847,767      827,641      666,257     662,420
  Commercial                    166,498      165,075      107,765     107,135
  Consumer                      165,352      163,176      144,558     145,757
                             ------------------------------------------------
Total Gross Loans             1,179,617    1,155,892      918,580     915,312
Other Financial Assets            5,104        5,476        4,127       4,403
Noninterest-bearing deposits     23,990       23,990       22,470      22,470
NOW accounts                    116,898      116,898      107,107     107,107
Savings accounts                 43,103       43,103       54,179      54,179
Money market accounts           329,592      329,592      328,775     328,775
Certificates of deposit         657,145      656,764      602,722     609,644
                             ------------------------------------------------
Total Deposits                1,170,728    1,170,347    1,115,253   1,122,175
FHLB Loans and other
  borrowings                    370,390      368,649      113,962     113,191

Off-balance-sheet financial
instruments:
  Commitments to extend credit            $     (301)              $     (551)
  Standby letters of credit                      (48)                     (46)

                      York Financial Corp. and Subsidiaries

20.  Commitments and Contingencies

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

                    York Financial Corp. and Subsidiaries

                    Supplementary Consolidated Financial Data

     Summaries of consolidated results of operations on a quarterly basis for the years ended June 30, 2000 and 1999 are as follows:

                                              Three Months Ended
                             September 30   December 31   March 31   June 30
                             ------------------------------------------------
                                                 (Unaudited)
      FISCAL YEAR 2000
                               (Dollars in Thousands, Except Per Share Data)

Interest income                $ 24,024       $ 27,319   $ 28,656   $ 28,539
                               ----------------------------------------------
Interest expense                 14,737         17,696     19,144     19,740
Net interest income               9,287          9,623      9,512      8,799
Provision for loan losses           600            550        400        110
                               ----------------------------------------------
Net interest income after
  provision for loan losses       8,687          9,073      9,112      8,689
Security gains                        -            105         20        161
Other income                      1,620 (1)      1,548      1,811      1,996
Other expenses                    7,408          7,543      8,324      8,078
Income tax expense                  570 (1)        890        293        427
                               ----------------------------------------------
Net income                     $  2,329       $  2,293   $  2,326   $  2,341
                               ==============================================
Per share data:
Net income                     $  0.234       $  0.230   $  0.232   $  0.234
                               ==============================================
Net income-assuming dilution   $  0.227       $  0.225   $  0.229   $  0.229
                               ==============================================
Cash dividends paid            $  0.125       $  0.125   $  0.130   $  0.130
                               ==============================================

      FISCAL YEAR 1999

Interest income                $ 21,884       $ 21,317   $ 21,149   $ 22,015
Interest expense                 13,241         13,042     12,593     12,950
                               ----------------------------------------------
Net interest income               8,643          8,275      8,556      9,065
Provision for loan losses           865            992        915        860
                               ----------------------------------------------
Net interest income after
  provision for loan losses       7,778          7,283      7,641      8,205
Securities gains                    789              5          -          -
Other income                      2,294          2,155      1,949      4,846
Other expenses                    6,804          6,906      6,885      7,639
Income tax expense                1,504            915        782      1,840
                               ----------------------------------------------
Net income                     $  2,553          1,622   $  1,923   $  3,572
                               ==============================================
Per share data:
Net income                     $  0.257       $  0.160   $  0.188   $  0.355
                               ==============================================
Net income-assuming dilution   $  0.245       $  0.155   $  0.184   $  0.346
                               ==============================================
Cash dividends paid            $  0.120       $  0.120   $  0.125   $  0.125
                               ==============================================

(1) During the second quarter of fiscal 2000, a change in classification was made related to accounting for a partnership investment. This reclassification causes the amounts noted above to differ from the Form 10-Q for the quarter ended September 30, 1999

All per share data is adjusted for stock dividends and splits effected through June 30, 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------

    None.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

     The Board of Directors of the Corporation is presently composed of nine members, each of who are elected for terms of three years pursuant to the Corporation's Articles of Incorporation. The executive officers of the Corporation and the Association are elected annually and hold office until their respective successors have been elected and qualified or until death, resignation or removal by the Board of Directors. The following tables sets forth information with respect to the Directors and executive officers of the Corporation and the Association.

              Directors of the Corporation and the Association

                                           Year First             Current
                                            Elected                 Term
Name                         Age(1)        Director(2)            Expires
----                         ------        -----------            -------

Carolyn E. Steinhauser         61             1984                  2000
Thomas W. Wolf                 51             1984                  2000
Robert L. Simpson              54             1994                  2000
Cynthia A. Dotzel              46             1984                  2001
Paul D. Mills                  70             1970                  2001
Byron M. Ream                  56             1984                  2001
Robert W. Erdos                69             1971                  2002
Randall A. Gross               56             1984                  2002
Robert W. Pullo                60             1981                  2002

-------------
(1)  As of June 30, 2000.
(2)  Includes prior service on the Board of Directors of York Federal.

            Executive Officers of the Corporation and the Association

Name             Age(1)                       Position
----             -----  ------------------------------------------------------
                        Corporation                  Association
                        --------------------------   -------------------------

Robert W. Pullo    60   Director, President and      Chairman of the Board and
                        Chief Executive Officer      Chief Executive Officer

Robert A. Angelo   53   Executive Vice President,    President and Chief
                        Secretary and General        Operating Officer
                        Counsel

James H. Moss      46   Senior Vice President and    Executive Vice President
                        Chief Financial Officer/     and Chief Financial
                        Treasurer                    Officer/Treasurer
-----------------
(1)  As of June 30, 2000.

     In addition to the above, the Association's executive officer group includes:

Name                        Age(1)       Position
----                        ------       --------

Lynn D. Crenshaw              49         Executive Vice President

Robert P. O'Hara              49         Executive Vice President

Harry M. Zimmerman            53         Executive Vice President

Rebecca S. McClure, Esquire   40         Senior Vice President, Secretary
                                         and General Counsel

Kenneth H. Sallade            48         Senior Vice President and Chief
                                         Investment Officer
----------
(1)  As of June 30, 2000.

Biographical Information

     Set forth below is certain information regarding the directors and executive officers of the Corporation and the Association. All of the directors and officers listed above have held positions with or been employed
by the Corporation for five years unless otherwise stated.    There are no
family relationships among or between the directors or executive officers.

     Carolyn E. Steinhauser of York, Pennsylvania, is Executive Director of
York Foundation.   A graduate of Middlebury College, Ms. Steinhauser is a
member of the board of Commonwealth Community Foundations (PA) and a Trustee of York College of Pennsylvania. She was formerly Vice President/Campaign of the United Way of York County and Executive Director of the York YWCA.

     Thomas W. Wolf of Mount Wolf, Pennsylvania, is President of The Wolf Organization, Inc. where he has been affiliated since 1979. Mr. Wolf earned a Bachelor of Arts degree from Dartmouth College, a Master of Philosophy from the University of London, and a Ph.D. from the Massachusetts Institute of Technology. Mr. Wolf is past Chairman of the Board of the York Area Chamber of Commerce, Past Chairman of the Board of the United Way of York County, past Chairman of the Board of WITF Public Broadcasting Station, Vice Chairman of the Board of York College of Pennsylvania, and President of Better York, Inc. Mr. Wolf served in the U.S. Peace Corps in India.

     Robert L. Simpson of York, Pennsylvania, is Executive Director of the Crispus Attucks Association, a multi-purpose community center, a position he has held since 1979. Mr. Simpson serves on the Board of Directors and the Medical Affairs and Community Health Care Committees of the York Hospital, is a Trustee of York College of Pennsylvania and is a member of the Board of Directors of WITF Public Broadcasting Station. Mr. Simpson also serves on the Board of Directors of the York Health Bureau, the White Rose Foundation, the Martin Memorial Library, and the York County Industrial Development Corporation. A member of the Rotary Club of York, he serves on the Rotary and York City School District Drop-Out Prevention Program Committee, and serves on the Atkins House Advisory Committee. He has also served on the boards of the County Drug Task Force, York 2000 Committee, the YMCA, York Area Chamber of Commerce, and the Junior League.

     Cynthia A. Dotzel of York, Pennsylvania, is a Certified Public Accountant, practicing with Dotzel & Company, Inc., Certified Public Accountants. She earned a Bachelor of Science degree in Accounting from York College after completing undergraduate work at York College and Bloomsburg University. Ms. Dotzel is a member of the Cyber Center Management Group. She is a member of the Board of Directors and Finance Committee of the York Foundation and the Finance Committee of St. Patricks Church in York.

     Paul D. Mills of Hellam, Pennsylvania, is the owner of Willow Tree Farms, a thoroughbred horse breeding farm and training center. He is a member of the North York Lions Club and the State Horse Racing Commission. Mr. Mills is a past President of the Pennsylvania Horse Breeders Association. He is a member of the White Rose Lodge 706, York County Shrine Club, and V.F.W. Post 6241.

     Byron M. Ream of York, Pennsylvania, is Executive Vice President of R&R Components, Inc. He formerly served as the Director of Property Management and as a realtor for Bennett Williams, Inc., York. Mr. Ream attended Wesleyan University and Pennsylvania State University, York Campus. He is a member of the Building Committee of the United Way of York County, Vice Chairman of the Administrative Council and a past President of the Board of Trustees of Asbury United Methodist Church, and a member of the Board of Directors of Bell Socialization Services and B.U.I.L.D., Inc.

     Robert W. Erdos of York, Pennsylvania, is the owner of Stomp Off Records, a company which produces recordings of jazz and ragtime. He earned a Bachelor of Arts degree from the University of Pennsylvania and an LLB from Yale Law School. From 1957 to 1981 he was Executive Vice President of Danskin Inc., which is a manufacturer of dancewear and sportswear. He is a Past President of the United Way and a Past President of the Manufacturers Association of York County. Mr. Erdos served as a member of the Board of Directors of the York Hospital from 1977 to 1989.

     Randall A. Gross of York, Pennsylvania, is President of RG Industries.
He earned his BBA and MBA from the University of Cincinnati. Mr. Gross was formerly Chairman of the York Area Chamber of Commerce and also Chairman of its Reaccreditation Committee. He also served with the Chamber of Commerce as Chairman of the Local Government Committee, Vice President of Community Affairs, member of the Executive Committee, Budget and Finance Committee, and Board of Directors. Mr. Gross is a member of the Board of Trustees of York College, and Board of Directors of Tighe Industries, B.W. Rogers Co. and Valin Corporation. He is also a member of the Chief Executive Officers (CEO) Organization. He is Past Chairman of the Keystone Chapter of the Young Presidents' Organization where he had previously served as Education Chairman. Mr. Gross is licensed by the State of Georgia as a Certified Public Accountant.

     Robert W. Pullo of York, Pennsylvania, is President and Chief Executive Officer of York Financial and a member of the Board of Directors. He is also Chairman of the Board of Directors and Chief Executive Officer of York Federal and serves as Chairman of the Board of Directors of its subsidiary company, York Financial Investment Corp. of Delaware. Mr. Pullo is a member of the Board of Directors and Chairman of the Board of subsidiaries of York Financial
Corp.: First Capital Brokerage Services, Inc., New Service Corp., First Capital Insurance Services, Inc. and Y-F Service Corp. He also serves on the Advisory Board of Meridian Venture Partnership, a venture capital company and on the Board of Pennbanks Insurance Company, SPC. He is a member of the America's Community Bankers' National Task Force for Electronic Banking and serves as a Pennsylvania State liaison to the America's Community Bankers'
Legislative Committee.   He is the founding Chairman of the Board of the White
Rose Foundation, a member of the Board of York Foundation, and a member of the Board of Anna Huber Community Health Initiatives. He is a member and past President of the Penn State York Campus Advisory Board, and Co-Chairman of York College, York Federal Institute of Regional Affairs. Mr. Pullo serves as a member of the Board of Memorial Health Systems Corporation. He is the immediate Past Chairman of the York County Alliance for Learning, a business, education and a school-to-work partnership, a member of the Advisory Board of Junior Achievement, the Junior League of York, the York YWCA, and Youth Build. Mr. Pullo was the charter Chairman of the United Way Housing Initiatives. He currently serves on the Steering Committee of the Crispus Attucks Boundary Avenue Urban Development Project. He is a founding board member of The Cultural Alliance of York County, Inc. and is a member of the York Area Capital Campaign Review Association and Better York, Inc. He is a Past Chairman of the York Area Chamber of Commerce. Mr. Pullo is the recipient of the Minority Businessmen Association's Volunteer of the Year Award and the Excellence

Award from the Human Relations Commission for his work with minorities. Mr. Pullo is expected to be Co-Chairman of the Board od Directors of Waypoint Financial Corp. following the merger.

     Robert A. Angelo, Esq., of York, Pennsylvania, is Executive Vice President, Secretary and General Counsel of York Financial and President and Chief Operating Officer of York Federal Savings and Loan Association. Prior to becoming Executive Vice President in August, 1991, Mr. Angelo was Senior Vice President of York Financial. He obtained a Bachelor of Science Degree from La Salle University, Philadelphia, Pennsylvania and his Juris Doctor Degree from the University of Baltimore, School of Law, Baltimore, Maryland. Mr. Angelo is a member of the Board of Directors of the Small Enterprise Development Company, South George Street Community Partnership, the York County Chamber of Commerce and Misericordia Convalescent Home. Mr. Angelo is past Chairman of the Pennsylvania Association of Savings Institutions Legal Committee. Mr. Angelo is past Chairman of the Board and Executive Committee of the Housing Initiatives Corporation of the United Way of York County. Mr. Angelo is expected to be Chief Administrative Officer of Waypoint Financial Corp. following the merger.

     James H. Moss of Lancaster, Pennsylvania, joined York Federal in November 1984 and currently serves as Senior Vice President, Chief Financial Officer/Treasurer for York Financial and Executive Vice President of the Administrative Services Group and Chief Financial Officer/Treasurer for York Federal Savings and Loan Association. Mr. Moss is a Certified Public Accountant and from January 1978 to November 1984 served in various audit capacities with Ernst & Young LLP. He is a graduate of Elizabethtown College. He is a member of the American and Pennsylvania Institutes of Certified Public Accountants. In addition, Mr. Moss serves as a member of the Board of Directors of the York County United Way. Mr. Moss is expected to be Chief Financial Officer of Waypoint Financial Corp. following the merger.

     Lynn D. Crenshaw is Executive Vice President of the Retail Group of York
Federal Savings and Loan Association.   A graduate of Towson State University,
Ms. Crenshaw had over 15 years of commercial banking experience before joining York Federal as Vice President of Marketing in 1993. A resident of northern Baltimore County, Maryland, Ms. Crenshaw is a past board member of the York County Private Industry Council. She is a past board member and chairman of the Marketing Committee for Child Care Consultants, a York County non-profit organization. She is a also a past board member of the Central Atlantic Bank Marketing Association and a past member of the Citizen Advisory Committee for the Gunpowder Falls State Park and North Central Hike and Bike Trail board. Ms. Crenshaw is expected to supervise Waypoint Financial Corp.'s retail banking group following the merger.

     Robert P. O'Hara of Hunt Valley, Maryland, is Executive Vice President of the York Federal Savings and Loan Association Mortgage Banking Group. Mr. O'Hara joined York Federal Savings and Loan Association in February 1999. Prior to joining York Federal, Mr. O'Hara had over 20 years of experience in all aspects of Mortgage Banking. From 1989 through 1999, he worked for First Maryland Bancorp and served as President of the Mortgage Company from 1995 - 1998. He is a graduate of Loyola College in Maryland. Mr. O'Hara is a member of the Board of Governors of the Maryland Mortgage Bankers Association and a past President of Maryland Mortgage Bankers Association and former Advisory Board member for Fannie Mae's South Eastern region. Mr. O'Hara is expected to supervise Waypoint Financial Corp.'s mortgage lending following the merger.

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

     Rebecca S. McClure of Lancaster, Pennsylvania, is Senior Vice President of the Corporate Services Group and Secretary/General Counsel for York Federal Savings and Loan Association. Prior to her promotion in October 1994, Ms. McClure was a Staff Attorney for the Association responsible for all litigation matters. She obtained a Bachelor of Arts Degree from Franklin and Marshall College, Lancaster, Pennsylvania in 1981 and a Juris Doctor Degree from Villanova University School of Law, Villanova, Pennsylvania in 1986. She is licensed to practice in Pennsylvania and Maryland. Ms. McClure is a member of the Board of Directors of the York Chapter of the American Red Cross and Junior Achievement. She was in private practice with the law firm of Zimmerman, Pfannebecker and Nuffort, Lancaster, Pennsylvania for the four years prior to joining York Federal's Legal Staff in May of 1990.

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

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act") requires certain officers of the Corporation and its directors, and persons who beneficially own more than 10% of any registered class of the Corporation's common stock, to file reports of ownership and changes in ownership with the SEC and the Corporation.

     Based solely on a review of the reports and written representations provided to the Corporation by the above referenced persons, the Corporation believes that all filing requirements applicable to its reporting officers, directors and greater than 10% beneficial owners were properly and timely complied with during the fiscal year ended June 30, 2000, except for a transaction by Randall A. Gross, a member of the Board of Directors. Mr. Gross filed a Form 4, Statement of Change in Beneficial Ownership of Securities, for an option exercise that occurred in the month of May 2000 on June 15, 2000 rather than by the required reporting date of June 12, 2000.

Item 11.  Executive Compensation
--------------------------------

     For executive compensation reporting purposes, SEC regulations define the term "named executive officers" to include all individuals serving as chief executive officer during the next recently completed year, regardless of compensation level, and the four most highly compensated executive officers, other than the chief executive officer, whose total annual salary and bonus for the last completed fiscal year exceeded $100,000. Messrs. Pullo, Angelo, Moss, Zimmerman, and O'Hara were the Corporation's "named executive officers" for the fiscal year ended June 30, 2000.

Summary Compensation Table

     The following information is furnished for the Corporation's chief executive officer and named executive officers for the year ended June 30, 2000.

                                                   Summary Compensation Table*

                                                                                 Long-Term
                                                                                Compensation
                                                   Annual Compensation             Awards
                                          --------------------------------------   ------
                                                                    Other Annual                All Other
Name and                                   Salary         Bonus     Compensation   Options   Compensation
Principal Position                Year      ($)            ($)         ($)(1)       (#)(2)      ($)(3)
------------------                ----    --------      --------    ------------   -------   ------------

Robert W. Pullo, President        2000    $375,024      $  72,342         --        25,168     $168,947
 and Chief Executive Officer      1999     375,011        123,708         --         3,970      160,378
                                  1998     360,490        167,197(4)      --        24,970      111,910

Robert A. Angelo, Executive       2000     192,400         38,187         --        15,750       52,867
 Vice President, Secretary        1999     192,400         64,389         --            --       27,982
 and General Counsel; President   1998     185,000         87,530(4)      --        15,750       10,873
 of York Federal

James H. Moss, Senior Vice        2000     144,000         25,401         --        10,500        4,027
 President, Chief Financial       1999     143,929         43,662         --            --        7,231
 Officer/Treasurer; Executive     1998     135,000         64,428(4)      --        10,500        7,817
 Vice President of York Federal

Harry M. Zimmerman,               2000     131,500         23,325         --        10,500        3,710
 Executive Vice President of      1999     131,323         35,798         --            --        4,407
 York Federal                     1998     125,000         41,669         --        10,500        3,793

Robert P. O'Hara, Executive       2000     125,000         21,874         --        10,500        2,994
 Vice President of York Federal   1999      48,077         12,708         --         5,250          477




------------
* All compensation is paid by the Association but allocated between the Corporation and the Association based on approximate time spent by the named executive officer on Company business.
(1) Amounts not reportable as they do not exceed the lesser of $50,000 or 10% of salary and bonus.
(2) The number of stock options indicated have been adjusted for stock dividends issued.
(3)  Includes contributions of $2,790, $2,790, $2,790, $2,790 and $2,474, respectively, for Messrs. Pullo, Angelo, Moss, Zimmerman, and O'Hara to the Corporation's ESOP. Includes contributions of $131,257, $49,477, $637, $920 and $520, respectively, for Messrs. Pullo, Angelo, Moss, Zimmerman, and O'Hara for life insurance premiums and benefit accruals for Messrs. Pullo and Angelo for the Supplemental Executive Retirement Plan. Includes $34,300 in directors' fees paid to Mr. Pullo. Includes directors' fees of $600 each for Messrs. Pullo, Angelo and Moss for board meetings of York Financial Investment Corp., a subsidiary of York Federal.
(4) Includes bonuses received in November 1997 under the Corporation's Bonus Plan for performance standards achieved in the 1996/1997 fiscal year.

Option Grants Table

     The following table sets forth all grants of options to the Corporation's chief executive officer and named executive officers for the fiscal year ended June 30, 2000.

                                     Individual Grants(1)
                -------------------------------------------------------------
                        % of Total
                         Options
                         Granted                       Potential Realizable
                           to                         Value at Assumed Annual
                         Employ-                       Rates of Stock Price
                Options  ees in  Exercise   Expira-   Appreciation for Option
                Granted  Fiscal   Price      tion             Term(2)
    Name         (#)      Year    ($/Sh)     Date     0%($)   5%($)    10%($)
    ----        -------   ----    ------     ----     -----   -----    ------

Robert W. Pullo  10,500   9.17%  $13.869    7/21/09     --   $91,582  $232,088
                 10,500   9.17    13.869    7/21/09     --    91,582   232,088
                  4,168   3.64    13.7516   10/1/09     --    36,046    91,348

Robert A. Angelo  7,875   6.88    13.869    7/21/09     --    68,687   174,066
                  7,875   6.88    13.869    7/21/09     --    68,687   174,066

James H. Moss     5,250   4.58    13.869    7/21/09     --    45,791   116,044
                  5,250   4.58    13.869    7/21/09     --    45,791   116,044

Harry M.
  Zimmerman       5,250   4.58    13.869    7/21/09     --    45,791   116,044
                  5,250   4.58    13.869    7/21/09     --    45,791   116,044

Robert P. O'Hara  5,250   4.58    13.869    7/21/09     --    45,791   116,044
                  5,250   4.58    13.869    7/21/09     --    45,791   116,044

---------------
(1)  Only named executive officers receiving grants are listed.
(2) The amounts under the columns labeled "5%" and "10%" are included by the Corporation pursuant to certain rules promulgated by the SEC and are not intended to forecast future appreciation, if any, in the price of the Corporation's stock. Such amounts are based on the assumption that the named persons hold the options granted for their full 10 year term. The actual value of the options will vary in accordance with the market price of the Corporation's common stock. The column headed "0%" is included to demonstrate that the options were granted at fair market value and optionees will not recognize any gain without an increase in the stock price, which increase benefits all stockholders commensurately. The Corporation did not use an alternative formula to attempt to value options at the date of grant, as management is not aware of any formula which determines with reasonable accuracy a present value of options of the type granted to the optionees.

Option Exercise Table

     The following table sets forth all exercises of options under the Stock Option and Incentive Plans to the Corporation's Chief Executive Officer and named executive officers for the fiscal year ended June 30, 2000.

                                            Number of
                                            Securities          Value of
                                            Underlying         Unexercised
                                            Unexercised       In-the-Money
                                          Options at Fiscal Options at Fiscal
                      Shares               Year End(#)(1)      Year End($)
                     Acquired    Value    ----------------  -----------------
                        on       Real-     Exer-   Unexer-    Exer-   Unexer-
   Name             Exercise(#)  ized($)  cisable  cisable   cisable  cisable
   ----             -----------  -------  -------  -------  -------  -------

Robert W. Pullo          --       --      136,961  23,310   $423,350     --
Robert A. Angelo         --       --       66,712  17,483    114,225     --
James H. Moss            --       --       30,490  11,655     54,942     --
Harry M. Zimmerman       --       --       16,759  14,412        --      --
Robert P. O'Hara         --       --        3,150  12,600        --      --

------------
(1) Number of shares acquired have been adjusted for 5% stock dividend paid November 15, 1999.

Supplemental Executive Retirement Plan

     The Supplemental Executive Retirement Plan is a non-qualified, unfunded deferred compensation plan evidenced by two separate agreements that provide supplemental executive retirement benefits to Messrs. Pullo and Angelo. The agreements are unfunded, but the Corporation and the Association have purchased life insurance policies on each executive that are actuarially designed to offset the annual expenses associated with the agreements and will, pursuant to the actuarial assumptions, offset all of the costs associated with the agreements during the life of the executive and provide a complete recovery of all plan costs upon the executive's death. The Corporation and the Association are the sole owners of all the insurance policies. The amount of an executive's benefit will be determined pursuant to the accrual of two accounts: (i) a pre-retirement account and (ii) an index retirement benefit account. The pre-retirement account is a liability reserve account on the books of the Corporation and Association, and is increased or decreased each year by an amount determined by the aggregate annual after-tax income from specified life insurance contracts reduced by an "opportunity cost" which is calculated by taking into account the Association's after-tax cost of funds. The index retirement benefit account is equal to the excess of the annual earnings of the insurance policies over the "opportunity cost." Upon retirement at age 70 (normal retirement) or at age 60 with 23 years of service (early retirement), the balance in the executive's pre-retirement account will be paid in a lump sum within 30 days following the executive's retirement (unless the plan administrator shall elect to pay such amount in annual installments). In addition, upon normal or early retirement the executives will receive an index retirement benefit annually until their death. Should the executives die prior to having received the entire amount of their pre-retirement account, the unpaid balance will be paid in a lump sum to their designated beneficiaries. The executives are entitled to receive their benefit if they retire prior to age 60, however, the payment of such benefits will not commence until the executive reaches age 60. In the event of a change in control of the Association, or the executives' services with the Association are terminated without cause, the executives will be entitled to receive their benefit within 30 days of such event. The benefits under the Agreements are forfeitable by the executives if they are terminated by the Association for cause. At June 30, 2000, the estimated annual benefit payable to Messrs. Pullo and Angelo upon normal retirement would be approximately $294,313 and $240,192, respectively.

Split Dollar Death Benefits

     The Association has also entered into Life Insurance Split Dollar Agreements with Messrs. Pullo and Angelo, whereby their beneficiaries shall be paid $5,000,000 and $2,500,000, respectively, for certain death benefits in the event that the executives should die while employed by the Association. Life insurance policies have been purchased to provide this benefit. In the event that the executive should not be employed by the Association at his death, then the executive's beneficiaries shall receive an amount equal to 4% of the amount that he would receive if the executive died while employed by the Association, multiplied by the number of full years of service the executive had completed with the Association, up to 25 year of service. The Association is entitled to an amount equal the cash value of the insurance policies, less any policy loans and unpaid interest or cash withdrawals previously incurred by the Association and any applicable surrender charges.

Pension Plan Table

     The following table indicates the annual retirement benefit that would be payable under the Retirement Plan (as discussed herein) upon retirement at age 65 to a participant electing to receive his or her retirement benefit in the standard form of benefit, assuming various specified levels of Retirement Plan compensation and various specified years of credited service.

                  Estimated Annual Pension for Representative Years of Service
                  ------------------------------------------------------------
Average Earnings       10          15           20          25         30
----------------     ------      ------       ------      ------     ------

 $  25,000          $ 3,500    $  5,250     $  7,000    $  8,750    $10,500
    50,000            7,847      11,771       15,694      19,618     23,541
   100,000           17,347      26,021       34,694      43,368     52,041
   150,000           26,847      40,271       53,694      67,118     80,541
   200,000           28,747      43,121       57,494      71,868     86,241

     The York Federal Pension Plan is a noncontributory defined benefit pension plan. An employee becomes a participant in the Plan after completing one year of service and attaining age 21. Plan participants with five or more years of service are entitled to monthly retirement benefits beginning at the retirement age of 65. The retirement pension is payable monthly as long as the participant lives.

     A participant's accumulated pension credits are equal to 1/12th of the sum of the benefits earned through June 30, 1996 plus the benefits earned after July 1, 1996. Benefits earned through June 30, 1996 are equal to the sum of (i) 1.1% of five year average compensation at June 30, 1996 for years of benefit service before July 1, 1991; plus (ii) 1.4% of five year average compensation at June 30, 1996 for years of benefit service from July 1, 1991 to June 30, 1996; plus (iii) 0.5% of average compensation over $25,920, multiplied by the number of years of service from July 1, 1991 to June 30, 1996, up to 35 years of cumulative service. Benefits earned after July 1, 1996 are equal to 1.4% of annual compensation for each year of service after July 1, 1996, plus 0.5% of pay over the Social Security Integration Level for each year of service after July 1, 1996, provided, however, that no pension benefit on compensation over the Social Security Integration Level accrues for any year of service over 35 years. The amount of pension earned during a fiscal year is based upon compensation during that year subject to limits imposed by the Internal Revenue Code of 1986, as amended ("Code"). During the last fiscal year, compensation for the purposes of calculating benefits for a Plan participant was limited by the Code to $160,000. The Social Security Integration Level for each plan year is equal to 100% of the Maximum Social Security Covered Compensation as of the first day of the year.

     The Plan provides for normal retirement at age 65 and permits early retirement at ages between 55 and 64. Upon retirement, married participants automatically receive an actuarially equivalent joint and 50% survivor pension unless otherwise elected. The Plan also provides for other options for pension benefits which can be elected by a participant. If the present value of the monthly pension does not exceed $5,000, a lump sum payment is automatically paid. Employees terminating after completion of at least five years of service are entitled to a vested deferred pension equal to the benefit accrued to the date of termination.

     At June 30, 2000, the credited years of service for Messrs. Pullo, Angelo, Moss, Zimmerman, and O'Hara were 25, 27, 16, 3 and 1, respectively.

     Notwithstanding anything to the contrary set forth in any of the Corporation's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Form

10-K, in whole or in part, the following report and Performance Graph shall not be incorporated by reference into any such filings.

Directors' Compensation

     For service in fiscal 2000 as a member of the Board of Directors of the Corporation, each Director received a fee of $500 for each meeting attended. For services as a member of the Audit Committee, the chair received a retainer of $4,000 and each committee member received a retainer of $1,000. For services as a member of the Compensation Committee and Nominating Committee, the respective committee chair received a retainer of $2,000 and each committee member received a retainer of $1,000. A fee of $400 was received by Audit Committee members for each meeting attended. A fee of $200 was received by Compensation Committee members and Nominating Committee members for each meeting attended.

     For service in fiscal 2000 as a member of the Board of Directors of the Association, each director received a retainer of $10,000 and a fee of $500 for each meeting attended. For service as a member of the Executive Committee of the Association, each member received a retainer of $4,500 and a fee of $400 for each meeting attended. For services as a member of the Pension Committee and Building Committee of the Association, the respective committee chair received a retainer of $2,000 and each committee member received a retainer of $1,000. A fee of $200 was received by Pension Committee members and Building Committee members for each meeting attended.

     For service in fiscal 2000, directors of the Corporation who also served as members of the Board of Directors of subsidiaries of the Corporation, Y-F Service Corp. and New Service Corp., received a fee of $200 for each meeting attended and a retainer fee of $2,000.

     Directors of the Corporation are participants in the 1984 Non-Incentive Stock Option Plan, the 1992 Non-Incentive Stock Option Plan for Directors and the 1995 Non-Qualified Stock Option Plan for Directors. The Plans were designed to attract and retain the best available personnel as directors of the Corporation and to provide additional incentive for directors to promote the success of the business. All options under the 1984 and 1992 Plans have been granted, and there are unexercised options that remain outstanding. The 1995 Plan is a formula plan providing for an annual grant of options on October 1 of each year (to the extent options are available) at the closing price of the Corporation's stock on the last business day prior to October 1 of each year.

     In 1979, York Federal established a directors' deferred compensation plan whereby the Association agreed to pay retired or disabled directors with 10 or more years of service a joint and several annuity based on compensation received by a participating director during the last 60 months of service to the Association. Benefits under the Plan normally begin at age 70 and are paid monthly for a period of 10 years or until death of the director and spouse, whichever first occurs. The Plan is unfunded.

Report of the Compensation Committee

     Compensation Committee of the Board of Directors of the Corporation is responsible for establishing, implementing and monitoring all compensation policies of the Corporation and its primary operating subsidiary, York Federal Savings and Loan Association. The Committee is also responsible for evaluating the performance of the Chief Executive Officer of the Corporation and recommending appropriate compensation levels. The Chief Executive Officer evaluates the performance of each of the named executive officers and other subordinate officers of the Corporation and its subsidiaries and recommends individual compensation levels to the Compensation Committee. None of the Committee's members is a current or former officer or employee of the Corporation or any subsidiary of the Corporation.

     The Compensation Committee believes that a compensation plan for executive officers should take into account management skills, long term performance results and stockholder returns. Compensation policies must be maintained to promote:

     1.   the attraction and retention of highly-qualified executives;
     2. motivation of executives that is related to the performance of the individual and the Corporation;
     3.   current and long-term performance; and
     4. a financial interest in the success of the Corporation similar to the interests of its stockholders.

     The Corporation's current compensation plan involves a combination of salary, profit sharing and bonus to reward short-term performance and grants of stock options to encourage long-term performance. The salary levels of executive officers are designed to be competitive within the financial services industry. Annual compensation surveys prepared by Towers Perrin and SNL Securities are utilized to determine competitive salary levels and individual annual performance is reviewed to determine appropriate salary adjustments. A profit sharing plan in which all executive officers and employees of York Federal participate has been designed to align their interests with that of the stockholders of the Corporation. First Capital Brokerage Services, Inc. also has a profit sharing plan in which its executive officers and employees participate. Profits distributable pursuant to the Plans may not exceed total dividends paid to the stockholders during the year. Certain executive officers of York Federal, including the Chief Executive Officer and the named executive officers, are eligible to participate in the York Financial Corp. Bonus Plan which became effective July 1, 1998. The Plan provides for a bonus of up to 45% of the executive officer's base compensation (hereinafter the "available bonus") if certain performance standards are achieved for the fiscal year. The bonus is payable as follows: (a) 30% of the available bonus is earned if the Corporation achieves 85% or greater of its budgeted net income; (b) 50% of the available bonus is dependent upon the officer's achievement of ten goals. These ten performance-based goals are different for each officer and are specific to areas and Company objectives over which the officer has responsibility and/or significant influence. The officer earns one-tenth of the 50% for each goal he/she achieves; (c) 20% of the available bonus is paid out in the same proportion as the number of goals achieved under (b) but is earned only if the Corporation achieves 85% or greater of its budgeted net income.

     Stock options are the Corporation's primary long-term compensation program designed to reward executive performance consistent with performance that benefits stockholders. Awards of stock options are intended to provide executives with increased motivation and incentive to exert their best efforts on behalf of the Corporation by enlarging their personal stake in its success through the opportunity to increase their stock ownership in the Corporation. Options issued to executives are at a price equal to the closing price of the Corporation's stock on the date of grant in order to insure that any value derived from the grant is realized by stockholders generally. The amount of options granted to an executive officer is based on the officer's performance and relative responsibilities within the Corporation. Options may be exercisable immediately but generally vest over a period of years.

     During the fiscal year ended June 30, 2000, the base compensation of Robert W. Pullo, President and Chief Executive Officer of the Corporation was $375,024, which represented no increase from the previous fiscal year. Profit sharing and bonus distributions were awarded based on plan provisions. The Committee believes the current compensation is appropriate based on competitive salary surveys and the performance of the Corporation.

     Compensation Committee

     THOMAS W. WOLF      CAROLYN E. STEINHAUSER
     PAUL D. MILLS       ROBERT W. ERDOS
     RANDALL A. GROSS

Performance Graph

     The following graph compares the Corporation's cumulative stockholder return on its common stock with the return on the National Association of Securities Dealers Automated Quotation ("Nasdaq") (U.S. companies) Index and a peer group comprised of SIC Code 603-SAVINGS INSTITUTIONS (publicly traded). Total return assumes the reinvestment of all dividends.

                 [graph appears here]


                                     Period Ending
                     --------------------------------------------------------
Index(1)              6/30/95  6/30/96   6/30/97   6/30/98  6/30/99   6/30/00
                     --------  -------   -------   -------  -------   -------
York Financial Corp.  $100.00  $112.07   $151.36   $203.35  $154.41   $141.44
SIC Code Index(2)(3)   100.00   126.25    203.63    276.43   231.59    193.72
Nasdaq Market Index(2) 100.00   125.88    151.64    201.01   281.68    423.84

---------------
(1)  Source:  Media General Financial Services
(2) Both the Market Index and the Industry Index contain only those companies that are public and that have been public for the required six year time frame.
(3)  Peer Group includes SIC Code 603-SAVINGS INSTITUTIONS (publicly traded).

Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners            and
     (b)  Security Ownership of Management

     Persons and groups owning in excess of 5% of the Corporation's common stock are required to file certain reports disclosing such ownership pursuant to the Exchange Act. Based upon such reports and information, the following table sets forth, at the close of business on June 30, 2000, certain information as to those persons who were beneficial owners of more than 5% of the outstanding shares of common stock. Management knows of no persons other than the person set forth below who owned more than 5% of the outstanding shares of common stock at the close of business on June 30, 2000. The table also sets forth information as to the shares of common stock beneficially owned by the Chief Executive Officer of the Corporation, by the Corporation's or the Association's four other most highly compensated individuals ("named executive officers") and by all executive officers and directors of the Corporation as a group.

                                     Amount and Nature       Percent of Shares
 Name and Address                      of Beneficial          of Common Stock
of Beneficial Owner                    Ownership*(1)           Outstanding*(1)
-------------------                  ------------------      -----------------

Beneficial Owners of More than 5%

Robert W. Pullo                          638,079(2)                6.31%
101 South George Street
York, Pennsylvania 17405

Directors

Cynthia A. Dotzel                        116,450(3)                1.15
Paul D. Mills                            135,807                   1.34
Byron M. Ream                            104,166                   1.03
Robert W. Erdos                          181,770(4)                1.80
Randall A. Gross                         122,325                   1.21
Carolyn E. Steinhauser                   110,599(5)                1.09
Thomas W. Wolf                           471,910(6)                4.67
Robert L. Simpson                         56,605(7)                0.56

Named Executive Officers (8)

Robert W. Pullo (9)                      638,079(2)                6.31
Robert A. Angelo, Esq.                   272,375(10)               2.69
James H. Moss, CPA                       164,214                   1.62
Harry M. Zimmerman                        19,747                   0.20
Robert P. O'Hara                           5,513                   0.05

All Executive Officers and Directors
as a Group (16 Persons)                2,472,846                  24.45
-------------
*    Based on 10,113,247 total shares outstanding as of June 30, 2000.
(1) In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Corporation's common stock if he or she has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the close of business on June 30, 2000. Except as otherwise noted below, the table
                                   95
     includes shares owned by spouses, other immediate family members in trust and other forms of ownership, over which the persons named in the table possess shared voting and investment power. This table also includes shares of common stock subject to outstanding options which will be exercisable within 60 days from the close of business on June 30, 2000.
(2) Excludes 323,114 shares owned by the York Federal Savings and Loan Association Employee Stock Ownership Plan of which Mr. Pullo is the trustee. Also excludes 5,441 shares owned by the spouse of Mr.
     Pullo for which he disclaims any voting or investment power.
(3) Excludes 10,217 shares owned by the spouse of Ms. Dotzel, for which she disclaims any voting or investment power. Excludes 22,455 shares Ms. Dotzel holds as custodian for minor children under the Uniform Gifts to Minors Act.
(4) Excludes 12,929 shares owned by the spouse of Mr. Erdos, for which he disclaims any voting or investment power.
(5) Excludes 9,435 shares held by trusts for Ms. Steinhauser's children, of which Ms. Steinhauser is a trustee.
(6) Includes 181,537 shares owned by affiliated companies of Mr. Wolf of which he is an officer, director and principal stockholder. Excludes 7,126 shares owned by the spouse of Mr. Wolf, for which he disclaims any voting or investment power. Excludes 3,738 shares Mr. Wolf holds as custodian for minor children under the Uniform Gifts to Minors Act.
(7) Includes 5,820 shares held in trust in a Deferred Compensation Plan sponsored by Mr. Simpson's employer.
(8) SEC regulations define the term "named executive officers" to include all individuals serving as chief executive officer during the next recently completed year, regardless of compensation level, and the four most highly compensated executive officers, other than the chief executive officer, whose total annual salary and bonus for the last completed fiscal year exceeded $100,000. Messrs. Pullo, Angelo, Moss, Zimmerman, and O'Hara were the Corporation's "named executive officers" for the fiscal year ended June 30, 2000.
(9)  Mr. Pullo is also a director of the Corporation.
(10) Excludes 4,990 shares owned by the spouse of Mr. Angelo for which he disclaims any voting or investment power. Includes 55,725 shares owned by the spouse of Mr. Angelo for which he shares voting and investment power.

     (c)  Changes In Control

          The Corporation is not aware of any arrangements, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change in control of the Corporation.

Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

     Applicable law and regulations require that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons (unless the loan or extension of credit is made under a benefit program generally available to all employees and does not give preference to any insider over any other employee) and does not involve more than the normal risk of repayment or present other unfavorable features. The Association has adopted a policy to this effect. At June 30, 2000, loans to all employees, officers and directors of the Association totalled $14,837,953.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------

     (a) (1)(2)  Consolidated Financial Statements and schedules.

                 See Item 8 of this Form 10-K.

         (3)     Exhibits

                 (2)       Agreement and Plan of Reorganization by and between
                           Harris Financial, MHC, Harris Financial, Inc.,
                           Waypoint Financial Corp., Harris Savings Bank and
                           York Financial Corp. and York Federal Savings and
                           Loan Association, dated as of March 27, 2000 and
                           amended as of June 23, 2000(1)
                 (3.1)     Articles of Incorporation of York Financial
                           Corp.(2)
                 (3.2)     Bylaws of York Financial Corp.(2)
                 (10)(a)   York Financial Corp. Incentive Stock Option Plan(2)
                     (b)   1984 York Financial Corp. Amended Incentive Stock
                           Option Plan(3)
                     (c)   1984 York Financial Corp. Non-Incentive Stock
                           Option Plan for Outside Directors(3)
                     (d)   1992 York Financial Corp. Non-Incentive Stock
                           Option Plan for Directors(3)(4)
                     (e)   1992 York Financial Corp. Stock Option and
                           Incentive Plan(3)(4)
                     (f)   1995 York Financial Corp. Non-Qualified Stock
                           Option Plan for Directors (5)
                     (g)   1997 York Financial Corp. Stock Option and
                           Incentive Plan(6)
                     (h)   Supplemental Executive Retirement Plan(7)
                 (21)      Parent and Subsidiaries of the Registrant
                 (23)      Consent of Independent Auditors
                 (27)      Financial Data Schedule

     (b) The Corporation filed a Current Report on Form 8-K on April 10, 2000 with the Securities and Exchange Commission relating to the announcement on March 27, 2000 of an Agreement and Plan of Reorganization by and between York Financial Corp. and York Federal Savings and Loan Association and Harris Financial, MHC, Harris Financial, Inc., New Harris Financial, Inc. and Harris Savings Bank.

------------
(1) Incorporated by reference from the Current Reports on Form 8-K filed by Harris Financial, Inc. and the Corporation with the SEC on April 10, 2000, and the Form 8-K filed by Harris Financial, Inc. on June 20, 2000.
(2) Incorporated by reference from the Form S-4 filed by the Corporation under its former name of First Capital Group, Inc. with the SEC on September 19, 1985.
(3) Incorporated by reference from the Registration Statement on Form S-8 (33-87300) filed by the Corporation with the SEC on December 13, 1994.
(4) Incorporated by reference from the 1992 Annual Meeting Proxy Statement filed by the Corporation with the SEC on September 24, 1992.
(5) Incorporated by reference from the 1995 Annual Meeting Proxy Statement filed by the Corporation with the SEC on September 25, 1995 and the Form S-8 (33-64505) filed by the Corporation with the SEC on November 21, 1995.
(6) Incorporated by reference from the 1997 Annual Meeting Proxy Statement filed by the Corporation with the SEC on September 25, 1997 and the Form S-8 (333-40887) filed by the Corporation with the SEC on November 24, 1997.
(7) Incorporated by reference from the Annual Report on Form 10-K for the year ended June 30, 1999 filed by the Corporation with the SEC on September 24, 1999.

                                 SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     YORK FINANCIAL CORP.


Date:  September 20, 2000            By: /s/ Robert W. Pullo
                                         -------------------------------------
                                         Robert W. Pullo
                                         President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURES                  TITLE                   DATE
    ----------                  -----                   ----


/s/ Robert W. Pullo          President, Chief Executive    September 20, 2000
---------------------------  Officer and Director
Robert W. Pullo              (Principal Executive Officer)


/s/ James H. Moss            Senior Vice President         September 20, 2000
---------------------------  (Principal Financial
James H. Moss                and Accounting Officer)


/s/ Thomas W. Wolf           Chairman of the Board         September 20, 2000
---------------------------  of Directors
Thomas W. Wolf


/s/ Cynthia A. Dotzel        Director                      September 20, 2000
---------------------------
Cynthia A. Dotzel


/s/ Robert W. Erdos          Director                      September 20, 2000
---------------------------
Robert W. Erdos


/s/ Randall A. Gross         Director                      September 20, 2000
---------------------------
Randall A. Gross


/s/ Paul D. Mills            Director                      September 20, 2000
---------------------------
Paul D. Mills

/s/ Byron M. Ream            Director                      September 20, 2000
---------------------------
Byron M. Ream


/s/ Carolyn E. Steinhauser   Director                      September 20, 2000
---------------------------
Carolyn E. Steinhauser



/s/ Robert L. Simpson        Director                      September 20, 2000
---------------------------
Robert L. Simpson

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

------------
(1) The operations of the Corporation's subsidiaries are included in the Corporation's consolidated financial statements.
(2) A wholly-owned subsidiary of York Federal Savings and Loan Association at June 30, 2000.

                                EXHIBIT 23

                     Consent of Independent Auditors

                Exhibit 23 - Consent of Independent Auditors

We also consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-87300) pertaining to the 1984 Amended Incentive Stock Option Plan of York Financial Corp., the 1984 York Financial Corp. Non-Incentive Stock Option Plan for Outside Directors, the 1992 Stock Option and Incentive Plan of York Financial Corp. and the 1992 York Financial Corp. Non-Incentive Stock Option Plan for Directors; the Registration Statement (Form S-8 No. 33-64505) pertaining to the 1995 York Financial Corp. Non-Qualified Stock Option Plan for Directors; the Registration Statement (Form S-8 No. 333-40887) pertaining to the 1997 Stock Option and Incentive Plan of York Financial Corp.; and the Registration Statement (Form S-3 No. 333-40885) pertaining to the York Financial Corp. Dividend Reinvestment and Stock Purchase Plan, of our report dated July 19, 2000, with respect to the consolidated financial statements of York Financial Corp. included in this Annual Report (Form 10-K) for the year ended June 30, 2000.

                                   /s/ ERNST & YOUNG LLP


Baltimore, Maryland
September 18, 2000